Form 10QSB
period 2001-09-30
TRAFFIC TECHNOLOGY INC
filed 2001-12-06
CIK 1156293

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                For the quarterly period ended September 30, 2001


                            TRAFFIC TECHNOLOGY, INC.
          (Name of Small Business Issuer as specified in it's charter)


            ARIZONA                                              86-0932112
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


           8350 East Evans Road, Suite B-4, Scottsdale, Arizona 85260
               (Address of principal executive offices) (zip code)


                    Issuer's telephone number: (480) 607-0033


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              12,421,805 shares of common stock September 30, 2001

                         PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                            TRAFFIC TECHNOLOGY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    INTERIM FINANCIAL STATEMENTS (UNAUDITED)

BALANCE SHEET (UNAUDITED)                                      NINE MONTH PERIOD
                                                                     ENDED
                                                                  SEPTEMBER 30
                                                                      2001
                                                                   ----------

                                     ASSETS
Current assets
  Cash                                                                 17,067
  Accounts receivable                                                   4,066
  Inventory                                                            17,493
  Due from former employee                                             13,880
  Prepaid expense                                                       2,000
Property & Equipment, net of depreciation                              17,667
Patents, net of amortization                                          154,281
Deposit                                                                 5,078
                                                                   ----------
          Total Assets                                                231,532
                                                                   ==========

                       LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
  Accounts payable                                                     86,770
  Accrued liabilities
  Salary and consulting officers/stockholders                         143,530
  Accrued interest                                                      3,325
  Loan payable                                                        105,000
                                                                   ----------
          Total                                                       338,625
                                                                   ==========

Stockholders Equity
  Common stock, 20 million shares
    authorized, 12,421,805 shares issued at 9/30/01                   124,218
  Additional paid in capital                                        1,822,938
  Deficit accumulated during the development stage                 (1,628,715)
  Net Income                                                         (414,599)
  Less cost of treasury stock                                         (10,935)
                                                                   ----------
                                                                     (107,093)
                                                                   ----------

          Total Liabilities and Stockholders Equity                   231,532
                                                                   ==========

                                                  NINE MONTH PERIOD ENDED SEPTEMBER 30
                                          ----------------------------------------------------
                                                                           From Inception
                                                                      ------------------------
                                                                          To            To
                                             2000          2001          2000          2001
                                          ----------    ----------    ----------    ----------
STATEMENTS OF INCOME (UNAUDITED)

REVENUE

Sales                                         57,250        38,845        75,846       156,705
Other                                         (1,117)        4,117        (1,117)        6,265
                                          ----------    ----------    ----------    ----------
                                              56,133        42,962        74,729       162,970
                                          ==========    ==========    ==========    ==========
EXPENSES
Cost of sales                                 61,112        26,036        80,549       144,111
Selling, general and administrative          984,067       390,233     1,188,357     1,706,087
  Salaries and benefits                      187,979       124,205       187,979       341,339
  Consulting                                 580,471        61,950       657,003       753,159
  Directors fee                                             30,000                      30,000
  Legal and accounting                        45,458        68,362        47,030       150,118
  Travel and entertainment                    41,899         9,789        61,113        64,980
  Contract labor                              38,419         3,778        99,614       107,931
  Moving                                      10,401                      10,401        10,401
  Office supplies                             20,453         3,768        28,082        33,949
  Telephone                                   11,709         7,455        13,414        22,905
  Occupancy                                   14,057        15,491        15,561        37,761
  Auto                                         8,799           171        14,483        14,693
  Stock settlement                                          48,563                      48,563
  Loss from former Officer defalcations       21,000                      38,661        38,661
Marketing and advertising                    103,129        20,699       147,216       173,659
Research and development                      11,163        11,152        93,499       162,861
Depreciation and amortization                  8,186         9,440         8,461        19,565
                                          ----------    ----------    ----------    ----------
                                           1,167,657       457,560     1,518,082     2,206,283
                                          ==========    ==========    ==========    ==========

NET LOSS                                  (1,111,524)     (414,598)   (1,443,353)   (2,043,313)

                                                      NINE MONTH PERIOD ENDED SEPTEMBER 30
                                               ----------------------------------------------------
STATEMENTS OF CASH FLOWS (UNAUDITED)                                            FROM INCEPTION
                                                                           ------------------------
                                                                               To            To
CASH FLOWS FROM OPERATING ACTIVITIES              2000          2001          2000          2001
                                               ----------    ----------    ----------    ----------
Net loss                                       (1,111,524)     (414,598)   (1,443,353)   (2,043,313)
Adjustments to reconcile net loss to
net cash used in operating activities
  Depreciation                                      2,808         4,055         2,961         8,421
  Amortization                                      5,377         5,385         5,338        12,901
  Loss on disposal of patent                                                    2,184         2,184
  Treasury stock settlement                       (10,935)                    (10,935)      (10,935)
  Stock settlement                                               48,563                      48,563
  Common stock issued for services                500,000        30,000       577,153       613,953
  (Increase) decrease in accounts receivable      (11,835)       38,630       (22,058)       (4,066)
  (Increase) decrease in inventory                 (7,336)       (3,429)      (39,960)      (17,493)
  (Increase) decrease in due from former
             officer/stockholder                   12,001
  (Increase) in due from employee                 (10,661)                    (14,661)      (13,880)
  (Increase) in deposit and prepaid                   805        (7,031)       (1,902)       (7,078)
  Increase (decrease) in accounts payable          50,995        31,915        58,190        86,770
  Increase in accrued liabilities                  32,140        90,149        33,386       146,856
                                               ----------    ----------    ----------    ----------
             Net adjustments                      563,359       238,237       589,696       866,196
                                               ==========    ==========    ==========    ==========

  Net cash used in operating activities          (548,165)     (176,361)     (853,657)   (1,177,117)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment             (13,501)         (290)      (18,831)      (25,742)
  Purchases of patents                             (7,170)      (24,877)      (23,018)      (49,585)
  Net cash used in investing activities           (20,671)      (25,167)      (41,849)      (75,327)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Sale of common stock                            505,709                     982,570     1,164,511
  Loans                                                         105,000                     105,000

NET INCREASE (DECREASE) IN CASH                   (63,127)      (96,528)       87,064        17,067
CASH, beginning of year                           150,191       113,595             0             0
CASH, end of period                                87,064        17,067        87,064        17,067

The accompanying Notes are an integral part of this financial statement.

NOTES

NOTE 1. COMMON STOCK

ISSUANCE OF COMMON STOCK

During the first nine months of 2001, the Company issued 485,633 shares of common stock to stockholders in exchange for an agreement releasing the Company from any future claims arising from the misconduct of a former officer and director, and 300,001 shares of common stock to its directors as compensation for additional services related to the negotiations and settlement with its former officer and director.

STOCK WARRANTS

During the first nine months of 2001, the Company issued warrants for 1,050,000 shares of its common stock, exercisable at $0.10 per share, to an entity which made a loan to the company. In addition, the Company issued warrants for 193,750 shares of its common stock, exercisable at $0.10 per share, to its directors, and warrants for 577,000 shares of its common stock, exercisable at prices ranging from $0.01 to $0.20 per share, to its officers and employees.

CHANGE OF OWNERSHIP

On July 26, 2001, Capital Resources, Inc., an investment company, purchased 2,000,000 shares of common stock from Kathryn Gartner, thus acquiring a 13.6% ownership interest, on a fully diluted basis, in the company.

NOTE 2. LOAN AGREEMENT

On April 16, 2001, the Company entered into a loan agreement with an entity comprised of a group of investors among whom are one of the Company's Directors and the relatives of another Director who is also the Chief Executive Officer. The Company has borrowed $105,000 at an annual interest rate of 12%, payable in semi-annual installments beginning October, 2001. The loan is due and payable in April, 2002, and is collaterilized by a security interest in all Company assets, including issued patents.

NOTE 3. SETTLEMENT AGREEMENT

On May 9, 2001, the Company entered into a settlement agreement with a former officer/stockholder and his spouse, whereby the parties agreed to settle all disputes which gave rise to the respective legal actions. This settlement has been reflected in the December 31, 2000 financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company commenced operations and began development of working prototypes of its Unilight traffic signals in 1998. It was subsequently awarded two U.S. patents for the Unilight covering the design and use of its symbols in a single lens traffic signal. During 1999 the Company raised $485,614 in equity capital enabling it to continue prototype development and final product design and development, design and produce marketing and sales materials, construct its website, begin Institute of Traffic Engineers ("ITE") testing and certification, establish contract manufacturing capabilities, and open its Scottsdale, Arizona office in January, 2000. In November 1999, the Company completed its first sale of its Unilight products, selling ten Unilight Trailblazers to the Arizona Department of Transportation and the Maricopa County Department of Transportation.

The Company hired its initial employees in January 2000. During the first quarter of 2000, the Company first exhibited the Unilight at a major trade show, the American Traffic Safety Services Association Annual Conference. Following that trade show, BETTER ROADS magazine selected the Unilight products as one of its Best New Products for 2000.

PLAN OF OPERATION

Since its inception the Company has been financed primarily through the sale of common stock in private transactions amounting in total to approximately $1,937,150. On April 16, 2001, the Company obtained a $75,000 secured line of credit (which was increased to $115,000 on September 16, 2001) from a group of investors among whom are one of the Company's Directors and the relatives of another Director who is also the Chief Executive Officer. As of September 30, 2001, the Company has borrowed $105,000 against that line. That loan bears interest at the rate of 12% per annum, is due and payable on April 16, 2002 and is secured by collateral consisting of all of the Company's assets.

If that loan is not repaid when it is due, the lenders might have the right to foreclose on the Company's assets and the Company would not be able to continue in business. The Company does not expect to generate sufficient funds from operations to repay the loan; accordingly its ability to do so will depend on its ability to raise funds from the sale of equity or further borrowings.

As of September 30, 2001, the Company had cash on hand in the approximate amount of $17,100 and accounts receivable in the amount of approximately $4,100, which is expected to be collected within thirty days. Based on information from customers, the Company expects, but without any assurance or guarantees, to have sales of approximately $40,000 within the next sixty days and to collect that amount within three months. These amounts are expected to be sufficient for four months of operations, assuming that the Company's operating expenses continue at approximately $15,000 per month. No capital expenditures are planned during this period. The Company is engaged in discussions with prospective private investors about possible debt and equity financing. There are no agreements with respect to any financing and there is no assurance that the Company will be able to obtain financing from any source.

The Company anticipates a need for approximately $150,000, in addition to funds expected to be obtained from product sales, over the next 12 months in order to maintain operations at a minimum level, including product development, patent prosecution and product sales efforts. It also anticipates that a significant increase in marketing activities, additional staff and accumulating an inventory of finished goods for sale will require up to an additional $900,000. If the Company is unable to raise a minimum of $150,000, it may be forced to conduct operations from the homes of one or more of its officers and suspend the payment of all salaries. If such a cutback is not feasible, the Company may have to cease doing business.

The foregoing estimate does not take into account the possible effect of the claims that might be made against the Company arising out of the Company's sale of shares of its common stock in four private offerings from October 1999 to March 2000 for aggregate proceeds in the amount of $524,860. During June 2000, in the course of preparing a contemplated small corporate offering registration statement to be registered with the Arizona securities regulatory agency pursuant to Rule 504 of the Securities and Exchange Commission ("SEC"), it was determined that certain of the purchasers in those offerings may not have had sufficient knowledge and experience in financial and business matters to evaluate and understand the merits and risks of making an investment in the Company. Accordingly, the Company may not have had a proper exemption from the registration requirements of federal and state securities laws with respect to those offerings. In order to cure those possible violations of the securities laws, the Company followed a procedure recommended by the Arizona securities regulatory agency, with which the small corporate offering registration statement was to be filed and registered, and offered to rescind the purchases of the purchasers in those private offerings. Each of those purchasers declined the rescission offer. Notwithstanding the Company's compliance with the recommended Arizona procedure, it is the policy of the SEC that because the Company did not register the rescission offering with the SEC, the unregistered rescission offering would not cure any violations of federal securities laws. The Company believes, however, that any claims based on the Company's failure to register its offer and sale of securities in those four private offerings are barred by applicable statutes of limitations.

In August 2000, after inquiry, the Board of Directors concluded that an officer of the Company, who is no longer employed by or affiliated with the Company, had diverted Company funds to his own use without the knowledge or authorization of the Board of Directors. It was also their belief that the course of conduct of that former officer may not have been disclosed to certain investors in the common stock of the Company. In order to settle any civil claims for monetary damages which any such investor might have against the Company because of that disclosure issue, the Board of Directors determined to offer to each of them one additional share of the Company's common stock for every five shares purchased by them in consideration of an agreement releasing the Company from such claims. As of the date of this Registration Statement, releases have been received by the Company from all but six investors who in the aggregate have invested approximately $43,000 in the Company's common stock. The Company believes that all claims (whether or not released by an investor) arising out of the disclosure issue are barred by statutes of limitations. While the Company has no knowledge of any pending or threatened litigation on account of any such claims, the possibility cannot be excluded that there may be litigation to set aside the written agreements and/or to avoid the statute of limitations.

RESULTS OF OPERATIONS

The Company's operations to date have been limited to start up activities, prototype development, patent filings and initial product sales. Furthermore, upon inquiry, the Board of Directors believes that operating results were materially affected by certain unauthorized cash expenditures. Accordingly, the Company's revenue and expenses are not believed to be indicative of the results of future operations.

During 1998, the Company had no revenue and incurred expenses of $83,012, resulting in a net loss of $83,012. The Company's expenses were primarily associated with patent filings, prototype development costs and independent testing of the Unilight performance with respect to lighting and human factors.

The Company made its first sales during the last quarter of 1999, in the amount of $18,596. The corresponding cost of sales was $19,437. This cost was higher than would be expected under normal production due to start up costs associated with initial product manufacture. For that entire year, the Company's selling, general and administrative expenses were $198,278, of which $42,623 was attributed to marketing and advertising expenses, and research and development expenses were $31,762. The net loss in 1999 was $248,817. Upon inquiry, the Company believes that approximately $30,000 of general and administrative expense for that year represented the amount lost because of the unauthorized diversion of cash by a former officer and director.

During 2000, the Company had net revenue of $99,264 and a corresponding cost of goods sold and freight of $87,295 and $11,344, respectively, resulting in gross profit of $626. During 2000, the Company had general and administrative expenses of $664,838, salary expense of $213,003 and marketing and advertising expenses of $108,593. Increases in expenses resulted from start up costs to support an office and maintain a full time staff, broadened marketing and advertising due to initial product launch and trade show participation, the preparation of revised marketing and advertising materials, continued product development expenses and legal and associated costs resulting from litigation with a former officer and director. The net loss in 2000 was $1,296,886. Upon inquiry, the Board of Directors believes that approximately $21,000 of general and administrative expense for that year represented the amount lost because of the unauthorized diversion of cash by a former officer and director, and that an additional approximately $20,000 of working capital was diverted for unauthorized transactions by the same person. The Company brought a legal action against that person for the amount so lost but, because that person was unable to pay money damages, the Company accepted the return of 2,990,550 shares of its common stock by that person in full payment of its claim.

During the first nine months of 2001, the Company had product revenue of $38,845 and a corresponding cost of goods sold of $26,036, resulting in a gross profit of $12,809, or 33% of sales. Sales declined 32% over the corresponding period in 2000 due to the reduction in advertising and marketing expenditures when compared with the prior year. Gross profit increased $17,788, in excess of 100%, over the same period. The increase in gross margin is a result of improved pricing and increased acceptance of the Company's products.

During the first nine months of 2001, total expenses were $431,523, a 61% reduction from total expenses during the corresponding period in 2000. During the first nine months of 2001, salaries and benefits were $124,205, 34% less than the $187,978 expended during the same period in 2000. General and administrative expenses were $258,071, compared with $797,597 during the same period in 2000, or a reduction of 68%. Marketing and advertising expenses were $20,698, 80% less than was expended during the same period in 2000. The Company's operations during the first nine months of 2001 were not affected by unauthorized diversions of cash as compared with approximately $40,000 during the same period of 2000.

The net loss during the first nine months of 2001 was $414,599, which was 63% less than the net loss of $1,111,524 incurred during the first nine months of 2000. This significant reduction in net loss is due to the new management team adopting improved pricing policies, and instituting more efficient operations.

During the first nine months of 2001, approximately two-thirds of the Company's revenue was derived from the sale of permanent signals and approximately one-third from the sale of portable signals.

The Company is not able to forecast with any degree of certainty its future sales or ability to raise money. Based on its market information, however, the Company believes that increased advertising and other marketing activities will result in increased sales. Furthermore, the Company believes that it may benefit from any increased governmental spending for emergency traffic control and infrastructure improvement. The Company expects to achieve breakeven operations during the second half of 2002, assuming that it is able to raise at least $500,000, most of which would be applied to increased marketing staff and related activities. Breakeven operations will require monthly revenue of $170,000 and a gross margin of 40%. However, if the Company is unable to raise a minimum of 150,000, it may be forced to cutback operations, or cease doing business.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None

ITEM 2. CHANGES IN SECURITIES.

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5. OTHER INFORMATION.

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Traffic Technology, Inc.
                                     -------------------------------------------
                                     (Registrant)


Date: December 6, 2001               /s/ Marco Messina, President & CEO
                                     -------------------------------------------
                                     (Signature)


Date: December 6, 2001               /s/ Richard Bourke, Chief Financial Officer
                                     -------------------------------------------
                                     (Signature)