Form 10QSB/A
period 2001-09-30
TRAFFIC TECHNOLOGY INC
filed 2001-12-20
CIK 1156293

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A
                               (Amendment No. 1)

(Mark One)
[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                For the quarterly period ended September 30, 2001


                            TRAFFIC TECHNOLOGY, INC.
           (Name of Small Business Issuer as specified in its charter)


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
                                                                   ==========

                                                  NINE MONTH PERIOD ENDED SEPTEMBER 30
                                          ----------------------------------------------------
                                                                           From Inception
                                                                      ------------------------
                                                                          To            To
                                             2000          2001          2000          2001
                                          ----------    ----------    ----------    ----------
STATEMENTS OF INCOME (UNAUDITED)

REVENUE

Sales                                         57,250        38,845        75,846       156,705
Other                                         (1,117)        4,117        (1,117)        6,265
                                          ----------    ----------    ----------    ----------
                                              56,133        42,962        74,729       162,970
                                          ==========    ==========    ==========    ==========
EXPENSES
Cost of sales                                 61,112        26,036        80,549       144,111
Selling, general and administrative          984,067       390,233     1,188,357     1,706,087
  Salaries and benefits                      187,979       124,205       187,979       341,339
  Consulting                                 580,471        61,950       657,003       753,159
  Directors fee                                             30,000                      30,000
  Legal and accounting                        45,458        68,362        47,030       150,118
  Travel and entertainment                    41,899         9,789        61,113        64,980
  Contract labor                              38,419         3,778        99,614       107,931
  Moving                                      10,401                      10,401        10,401
  Office supplies                             20,453         3,768        28,082        33,949
  Telephone                                   11,709         7,455        13,414        22,905
  Occupancy                                   14,057        15,491        15,561        37,761
  Auto                                         8,799           171        14,483        14,693
  Stock settlement                                          48,563                      48,563
  Loss from former Officer defalcations       21,000                      38,661        38,661
Marketing and advertising                    103,129        20,699       147,216       173,659
Research and development                      11,163        11,152        93,499       162,861
Depreciation and amortization                  8,186         9,440         8,461        19,565
                                          ----------    ----------    ----------    ----------
                                           1,167,657       457,560     1,518,082     2,206,283
                                          ==========    ==========    ==========    ==========

NET LOSS                                  (1,111,524)     (414,598)   (1,443,353)   (2,043,313)

                                                        THREE MONTH PERIOD ENDED
                                                              SEPTEMBER 30
                                                        -----------------------
                                                          2000            2001
                                                        --------       --------
STATEMENTS OF INCOME (UNAUDITED)

REVENUE

Sales                                                     21,293          2,793
Other                                                     (1,117)           135
                                                        --------       --------
                                                          20,176          2,928
                                                        ========       ========
EXPENSES
Cost of sales                                             30,160         (1,638)
Selling, general and administrative                      170,576        111,027
  Salaries and benefits                                   80,736         51,675
  Consulting                                              31,813          7,000
  Directors fee
  Legal and accounting                                    13,916         24,199
  Travel and entertainment                                20,526          5,598
  Contract labor                                          19,175
  Moving
  Office supplies                                          9,826         (3,395)
  Telephone                                                4,292          2,327
  Occupancy                                                5,553          5,275
  Auto                                                   (13,063)
Stock settlement
Loss from former Officer defalcations

Marketing and advertising                                 27,404          9,432

Research and development                                   1,855          2,017

Depreciation and amortization                              2,729          3,150
                                                        --------       --------
                                                         232,724        123,988
                                                        ========       ========

NET LOSS                                                (212,548)      (121,060)

                                                      NINE MONTH PERIOD ENDED SEPTEMBER 30
                                               ----------------------------------------------------
STATEMENTS OF CASH FLOWS (UNAUDITED)                                            FROM INCEPTION
                                                                           ------------------------
                                                                               To            To
CASH FLOWS FROM OPERATING ACTIVITIES              2000          2001          2000          2001
                                               ----------    ----------    ----------    ----------
Net loss                                       (1,111,524)     (414,598)   (1,443,353)   (2,043,313)
Adjustments to reconcile net loss to
net cash used in operating activities
  Depreciation                                      2,808         4,055         2,961         8,421
  Amortization                                      5,377         5,385         5,338        12,901
  Loss on disposal of patent                                                    2,184         2,184
  Treasury stock settlement                       (10,935)                    (10,935)      (10,935)
  Stock settlement                                               48,563                      48,563
  Common stock issued for services                500,000        30,000       577,153       613,953
  (Increase) decrease in accounts receivable      (11,835)       38,630       (22,058)       (4,066)
  (Increase) decrease in inventory                 (7,336)       (3,429)      (39,960)      (17,493)
  (Increase) decrease in due from former
             officer/stockholder                   12,001
  (Increase) in due from employee                 (10,661)                    (14,661)      (13,880)
  (Increase) in deposit and prepaid                   805        (7,031)       (1,902)       (7,078)
  Increase (decrease) in accounts payable          50,995        31,915        58,190        86,770
  Increase in accrued liabilities                  32,140        90,149        33,386       146,856
                                               ----------    ----------    ----------    ----------
             Net adjustments                      563,359       238,237       589,696       866,196
                                               ==========    ==========    ==========    ==========

  Net cash used in operating activities          (548,165)     (176,361)     (853,657)   (1,177,117)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment             (13,501)         (290)      (18,831)      (25,742)
  Purchases of patents                             (7,170)      (24,877)      (23,018)      (49,585)
  Net cash used in investing activities           (20,671)      (25,167)      (41,849)      (75,327)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Sale of common stock                            505,709                     982,570     1,164,511
  Loans                                                         105,000                     105,000

NET INCREASE (DECREASE) IN CASH                   (63,127)      (96,528)       87,064        17,067
CASH, beginning of year                           150,191       113,595             0             0
CASH, end of period                                87,064        17,067        87,064        17,067

                                                        THREE MONTH PERIOD ENDED
                                                               SEPTEMBER 30
                                                        ------------------------
                                                             2000        2001
                                                           --------    --------
STATEMENTS OF CASH FLOWS (UNAUDITED)

NET LOSS                                                   (212,548)   (121,060)
Adjustments to reconcile net loss to
net cash used in operating activities
  Depreciation                                                  934       1,350
  Amortization                                                1,795       1,800
  Loss on disposal of patent
  Treasury stock settlement
  Stock settlement
  Common stock issued for services
  (Increase) decrease in accounts receivable                 (2,679)     21,387
  (Increase) decrease in inventory                           (3,165)      1,362
  (Increase) decrease in due from former
           officer/stockholder
  (Increase) in due from employee                            (1,000)
  (Increase) in deposit and prepaid                             805      15,982
  Increase (decrease) in accounts payable                    23,445       9,366
  Increase in accrued liabilities                            20,035      55,000
                                                           --------    --------
           Net adjustments                                   40,170     106,247
                                                           ========    ========

  Net cash used in operating activities                    (172,378)    (14,813)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property and equipment                          (295)       (290)
  Purchases of patents                                         (500)    (17,034)

  Net cash used in investing activities                        (795)    (17,324)

CASH FLOWS PROVIDED BY FINANCING ACIVITIES

  Sale of common stock                                      238,538
  Loans                                                                  30,000

NET INCREASE (DECREASE) IN CASH                              65,365      (2,137)

CASH, beginning of period                                    21,699      19,204

CASH, end of period                                          87,064      17,067

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

                                     Traffic Technology, Inc.
                                     -------------------------------------------
                                     (Registrant)


Date: December 20, 2001              /s/ Marco Messina, President & CEO
                                     -------------------------------------------
                                     (Signature)


Date: December 20, 2001              /s/ Richard Bourke, Chief Financial Officer
                                     -------------------------------------------
                                     (Signature)