Form 10KSB
period 2001-12-31
TRAFFIC TECHNOLOGY INC
filed 2002-04-15
CIK 1156293

==========================
                                                      OMB APPROVAL
                                                      ==========================
                                                      OMB Number:
                                                      3235-0420
                                                      ==========================
                                                      Expires:
                                                      April 30, 2003
                                                      ==========================
                                                      Estimated average burden
                                                      hours per
                                                      response......294.0.......
                                                      ==========================



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2001


                            TRAFFIC TECHNOLOGY, INC.
                 (Name of small business issuer in its charter)

          ARIZONA                                                 86-0932112
(State or other jurisdiction                                 (IRS employer ID #)
     of incorporation)

           8350 East Evans Road, Suite B-4, Scottsdale, Arizona 85260
                    (Address of principal executive offices)

                    Issuer's telephone number (480) 607-0033

         Securities registered under Section 12(b) of the Exchange Act.

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------

      None.

         Securities registered under Section 12(g) of the Exchange Act.

                         Common Stock, $0.01 par value
                         -----------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenue for its most recent fiscal year. $61,231

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $5,026,538. NOTE: BECAUSE THERE IS NO TRADING MARKET FOR THESE SECURITIES, THIS VALUE HAS BEEN DETERMINED IN GOOD FAITH BY THE REGISTRANT'S BOARD OF DIRECTORS AND IS BASED ON THE LAST ARMS LENGTH SALE OF SUCH SECURITIES.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 12,566,345 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 242(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

DEVELOPMENT

Traffic Technology, Inc. ("the Company") was organized as an Arizona corporation in May 1998 for the purpose of designing and marketing a line of unique traffic and industrial signal products called "Unilights". These products, which are manufactured by a contractor, involve the display of multiple signals through a single lens in a single housing and are described in detail below. Upon its organization, the Company acquired from its founders certain patent rights covering the Unilights in exchange for shares of its common stock. That transaction is described under "Certain Relationships and Related Transactions", below. The patents are described under "Patents and Trademarks", below.

Those interested in acquiring any of the Company' securities should consider the following risks and uncertainties as well as those described elsewhere in this Report.

NEED FOR ADDITIONAL FINANCING. We anticipate a need for approximately $300,000, in addition to funds expected to come from product sales, over the next 12 months to maintain operations at a minimum level. We also anticipate that an additional $700,000 will be needed during the next three months to enable us to expand our marketing activities and maintain an inventory of finished goods to levels high enough to lead to profitable operations. If those funds cannot be obtained from investors or lenders, we may have to cease doing business and seek to sell our assets. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

LIMITED OPERATING HISTORY; LOSSES AND ACCUMULATED DEFICIT. We were organized in 1998 and sold our first products in November, 1999. We may, therefore, be considered to be still in the development stage and our history may be too short for a meaningful evaluation of our business, management and prospects. We sustained a loss of $248, 817 during the year ended December 31, 1999, a loss of $1,296,886 during the year ended December 31, 2000, and a loss of $630,325 during the year ended December 31, 2001. As of the last date, we had cumulative losses of $2,259,040. Even if we are successful in obtaining wider market acceptance of our products and increasing our revenues, we may incur substantial marketing and administrative expenses before we can achieve positive cash flow from operations. Accordingly, we may incur additional losses as the result of implementing our business strategy even if revenues increase significantly. There can be no assurance that our business strategy will prove successful or that we will ever become profitable.

LACK OF GOVERNMENTAL APPROVALS. We now sell our products principally to industrial and commercial customers, both foreign and domestic, for use in traffic management, industrial safety and process control in such applications as manufacturing plants, railroad yards, warehouse areas, etc. A principal market for our signals is, however, among government agencies for use on public streets and highways within the United States. Sales to this market require approvals by appropriate governmental agencies, which have not yet been obtained for our Unilight products and will probably not be obtained for at least 18 months, if at all. See "Government Regulation", below.

COMPETITION. For public roadway applications, our Unilight signal control products designed for permanent installation (called "permanent products" in this Report) compete generally against the standard three-lens incandescent traffic signal now in general use throughout the world. We also compete against companies who sell, as their primary products, standard replacement modules using green and red light emitting diodes ("LEDs") only. We are small in comparison with most of our competitors, many of whom have substantially greater financial, production, marketing, distribution, name recognition and other resources than we do. Our permanently installed Unilight products are based on a new technology and are dramatically different from existing three-lens traffic signals using incandescent light bulbs. This results in obstacles to market entry which are discussed in "Government Regulation" below. Our ability to compete will depend on our ability to demonstrate that the Unilights can be used safely and at reduced maintenance costs and deployments costs in comparison with standard signals. The reduced energy consumption of products made with LEDs, including Unilights, is a generally accepted fact in the industry. Although others in the industry make replacement modules using green and red LEDs, we believer that the Unilight's smaller size, weight and wind resistance and its display of signals by shape in addition to color, will permit us to succeed in the market.

DEPENDENCE ON CONTRACT MANUFACTURERS. We are dependent on independent contractors for the manufacture and assembly of our products, as we do not have any of the necessary facilities. There are four major components of the permanent Unilight signal: LEDs, printed circuit boards, an electric power supply and a polycarbonate or aluminum housing, and four other components for the portable products: A trailer, mast assembly, radio and transmitter. While we believe there are numerous suppliers for each of the components, the Unilight signals are presently assembled by Electro-Tech's, a contract manufacturer located in Corona, California, which is owned by Ray Deese, one of our shareholders and directors. See "Certain Relationships and Related Party Transactions". Our inability to obtain timely delivery of components could adversely affect our financial condition and the results of our operations. Any change in contract manufacturer could involve expense and inefficiencies inherent in new operations. We have no formal long term agreements or arrangement with any of our suppliers or contractors. See "Business-Manufacturing".

CONTROL BY MANAGEMENT. Our present officers and directors may be able to control our policies and affairs, as they together now own approximately 46% of our outstanding Common Stock. See "Directors and Executive Officers".

PRODUCTS

Standard traffic control signals, the type currently most widely in use, consist of three lamps, each with a lens to display one of three common signals: Red for STOP, Yellow for CAUTION and Green for GO. Signals may be lit by incandescent bulbs or more efficient LEDs. Unilights uses LEDs and display those three signals from a single lens unit. By using geometric shapes in addition to colors, the Unilight signals can be effectively recognized by drivers with color impaired vision without depending on the relative position of the colored lights (red at the top, etc.). For special applications, Unilights can also display independently operating Turn Arrows, Red Xs, Green Arrows, or Yellow Balls or flashing portions of the display to increase their attention getting properties. Unilight LED modules fit into industry standard aluminum or polycarbonate housings. The product name and the trademark Unilight(R) are applied to all multi-image signals we sell. The patents held by the Company on this type of signal apply only to those signals that display three or more images through a single lens, or where the Red Octagon with White Border is employed. Signals that display only two signals through the single lens are not covered by patents.

LED traffic signals, such as the Unilight, consume 86% less power than standard signals using incandescent light bulbs. The electrical efficiency allows the Company's portable products to operate on battery power for long periods. In the case of permanently mounted signals, the per unit consumption of electricity is approximately 166 kilowatts annually for full operation. The annual electrical savings for the Unilight and other LED signals, using an average cost of $0.10 per kilowatt-hour, is approximately $101 for every signal. The electrical consumption of the Unilight products has been verified by the Arizona Public Service Company test laboratory, which estimated an annual operating requirement of 166 kilowatts as compared with a standard incandescent signal requiring 1183 kilowatts.

Standard three tier signals weigh approximately 44 pounds and have a wind surface area of approximately three square feet. The Unilight signal weighs 5 pounds and has a wind surface area of approximately one square foot. Because the Unilight has a substantially smaller wind surface area than a standard signal, and is therefore not subject to as much wind buffeting as a standard signal, the Unilight installation and maintenance costs are lower than for a standard signal.

Our Unilight products are categorized in two major groups; portable signal products and permanently installed signal products, as described below. Signal modules are available in either 8" or 12" size. Suggested list prices for Company products, other than standard LED retrofits, range from $275 to $750 for permanent signal products, and $3,500 to $15,000 for portable signal products.

The following pictures show the signals displayed by the single lens Unilight as opposed to a standard traffic signal.

[GRAPHIC] [GRAPHIC] [GRAPHIC] [GRAPHIC] [GRAPHIC] [GRAPHIC]

The following pictures are examples of Unilight products.

[GRAPHIC] [GRAPHIC] [GRAPHIC] [GRAPHIC] [GRAPHIC]

                                   Trailblazer

[GRAPHIC]     [GRAPHIC]      [GRAPHIC]
  EC12     EC12 for Police   Work Zone

     PORTABLE SIGNALS

     * Work Zone - Two portable, battery-operated, single-head signals operated by a single remote control with proprietary conflict monitor capability. Signals display red octagon, yellow triangle and green arrow. Trailer mounted. Solar recharge option.

     * Access Control - Portable, battery-operated, remote controlled, single-head signal. Signal displays red octagon, yellow ball and green arrow. Trailer mounted. Solar recharge option.

     * Emergency Control - Portable, battery-operated remote controlled, four-head signal with proprietary conflict monitor capability. Signal displays red octagon, yellow triangle and green arrow. Trailer mounted. Solar recharge option.

     * Trailblazer - Portable, battery-operated, remote-controlled, single-head signal. Signal displays three-way, independently operable green arrows, red octagon and yellow triangle. Trailer mounted. Solar recharge option.

     * School Crossing - Portable, battery-operated, remote-controlled, either singled-head or two opposing heads. Signal displays red octagon, yellow triangle with optional green ball. Solar recharge option.

     PERMANENT SIGNALS

     * Intersection Control - Single head signal in standard housing, displaying red octagon with white border, yellow triangle and green ball. May be battery-operated and solar rechargeable.

     * High Visibility Red - Red octagon with flashing white border (module retrofit).

     * Ramp Meters - Single head signal in standard housing, displaying red octagon with white border and green ball.

     * Lane Controls - Single head signal in standard housing, displaying red X and green arrow, with optional yellow triangle or ball.

     * Direction Controls - Single head signal in standard housing, displaying two or three arrows in any color combination.

     * Turn Arrows - Single head signal in standard housing, displaying red with white border, yellow or green arrows.

     * Railroad Trilight - Single head signal in standard housing, displaying red, yellow and green ball.

Mr. Michael Janoff, an independent industry consultant, and Lighting Sciences, Inc., an independent Federal Highway Administration certified testing laboratory, have performed human factors testing that demonstrates the effectiveness of the Unilight design for both fully sighted and color-deficient drivers. User information from field-testing at actual intersections, including the installations at the United States Army base at Fort Hood, Texas, and the city of Cheyenne, Wyoming, appear to verify the acceptability of the Unilight traffic signal product and its symbols.

MARKETING AND DISTRIBUTION.

There are four domestic markets for our products. The first is private industry, where they are used for controlling vehicular traffic or industrial process monitoring. Potential customers in this market are manufacturers, warehouses and distribution centers, railroads, waste facilities, parking structures, contractors, equipment rental firms, and transportation engineers.

The second is quasi-government agencies controlling vehicular traffic. Potential customers in this market include turnpike, bridge and tunnel authorities, United States Customs border crossing stations, airport authorities, and surface rail systems. Applications in these two markets do not require that our products meet specifications as set forth in the Manual for Uniform Traffic Control Design ("MUTCD"), published by the Federal Highway Administration ("FHWA"). See "Government Regulation", below.

The third market is government agencies controlling vehicular traffic. Potential customers include state transportation departments, military bases, municipalities, sheriff's departments, and school districts. Certain applications may not require compliance with specifications set forth in the MUTCD, including work zone management, emergency traffic control, on-and off-ramp meters, truck weighing scales, and school pedestrian control. The fourth market is conventional traffic control at public intersections, where potential customers are municipalities and state transportation departments. These applications require compliance with specifications set forth in the MUTCD.

Based on the number and size of potential customers and estimates of market penetration rates, we estimate the United States market for our products not requiring MUTCD approval at approximately $400 million. Based on our own market information and on an estimate by the Institute of Traffic Engineers ("ITE"), we believes the United States market for signaled intersection upgrades and additions is approximately $230 million annually.

The international market for our products traffic signals can be divided into two areas. One is the developed countries market, including the United States, Canada, the European Economic Community, Japan, Taiwan, Hong Kong, etc. The other includes the developing countries market, including Eastern Europe, Russia, Mexico, Central and South America, India, China, and other countries in Asia and the Far East.

We believe that the lower power consumption and maintenance costs of our products, when compared to conventional products, will make them particularly attractive in the international market. The fact that Unilights can be battery operated, and its batteries recharged by solar panels, is expected to be an attractive feature in areas with undependable power and at intersections that are outside established power grids. We believe that the international market for battery operated, solar rechargeable units is much larger than the domestic market due to the prevalence of undependable electric power supplies, or a lack of electric power supply. We believe the total international market is roughly equal in size to the domestic market, or approximately $600 million.

We sell our products both directly and through a network of independent sales representatives and distributors. To date, all industrial and commercial sales are handled through our office in Scottsdale, Arizona , while government sales are handled both directly and through sales representatives and distributors. Current distributors and representatives are oriented solely to government customers, and cover a majority of the United States and Canadian market, although their effectiveness will depend on obtaining MUTCD acceptance of our traffic signal products (see "Government regulation"). We are creating a second distribution system consisting of manufacturers' representatives who sell industrial safety, traffic and process-monitoring products to industrial and commercial customers, and channel partners who provide traffic management services to distribution centers and industrial plants.

Product and distributor inquiries are generated through our website (www.unilights.com), media advertising and trade shows. To date, most sales leads have come from the website, since we have not actively advertised nor attended many trade shows because of a lack of cash. When and if we raise sufficient funds, we intend to support the sales efforts of our distributors and representatives by advertising in trade publications, sharing of the costs of local trade shows, and by providing professionally prepared product brochures and other promotional literature. We have produced a product video available in both CD-ROM and VHS versions, and have an ongoing public relations program.

During 2002, we intend to focus our marketing efforts on the industrial and commercial sectors where we have achieved the most rapid penetration and repeat customer orders. We do not know of any direct competition in this market and that factor results in higher gross profit margins than would otherwise be obtainable. We also intend to focus our efforts on our premium priced portable products and high visibility red retrofit and lane control products.We have recently received orders for these products from municipalities in Michigan and Pennsylvania, the Sugarland Airport outside Houston, TX and the Norfolk Naval Shipyard in Norfolk, VA.

There are over forty large companies in the United States that lease traffic safety equipment to end-users. Those companies include Service Rental Corporation, United Rentals and NationsRent. We intend to approach these firms with our portable products either directly, or through an OEM arrangement whereby other firms currently selling to these rental companies would pruchase our signals to incorporate into their portable products. .

We have begun an effort to seek approval by the FHWA of the Unilight as traffic signal meeting current public roadway standards. This effort will involve working jointly with municipalities, and the FHWA, to contract for necessary "human factors" tests, designing subsequent experimental intersection tests and presenting resulting data to the appropriate regulatory agencies for their approval. Two communities have expressed interest in conducting these test intersections, and we expect to recruit two or more additional communities. We expect this process to take up to 18 months to complete, assuming adequate financing is obtained.

COMPETITIVE CONDITIONS AND METHODS OF COMPETITION.

We know of no other signal manufacturers that currently target the industrial and commercial market. As a consequence, we have experienced greater ease of entry, more orders and higher gross profit margins in this market than would otherwise have been likely.

We know of no other products in the portable signal market that compete with our Emergency Control, Trailblazer or School Crossing products. There are two competitors for our Work Zone product; both selling at significantly higher prices and both in compliance with MUTCD standards. There are two competitors for our Access Control product; both having less mobility and stability due to their use of two or three heads instead of one both, however, are in compliance with MUTCD standards.

We know of several manufacturers having products similar in functionality to our Ramp Meters and Lane Controls, however these products either have two heads, or just two symbols in a single head. We know of no products that are competitive with our Unilight Intersection Control product, or our High-visibility red signal.

Broadly, our Intersection Control competes against the standard three-lens incandescent traffic signals now in general use throughout the world, as well as replacement modules for standard signals, using Red and Green LEDs only.

Before we can achieve a broad introduction of our Intersection Control, it must be certified as compliant with the MUTCD. This will require several municipalities conducting test intersection, with the cooperation of the FHWA. Once this is completed, the municipalities can apply to the FHWA MUTCD for certification. Our Intersection Control can be priced similarly to the standard three-face symbol for sales involving volume quantities. We believe that our ability to compete will depend on our success in demonstrating that savings from lower energy consumption (estimated at 80% to 90% less reduced electrical consumption than is required for standard signals), maintenance costs and deployment costs associated with the Unilights.

PRINCIPAL CUSTOMERS.

During the fiscal year ended on December 31, 2001, each of the following customers accounted for more than 10% of our total sales: LJ & Associates (for use by Burlington Northern Santa Fe Railroad) and Temple, Inc.

Our Industrial customers have included Mitsubishi Heavy Industries, LaFarge Corporation, Embarcadero Systems, ALCAN Ingot, General Motors, GE Supply, DuPont, and Burlington Northern Santa Fe Railroad.

Our Government customers have included the US Army Corps of Engineers, New Orleans, LA, US Naval Shipyard, Norfolk, VA, Arizona Department of Transportation, Maricopa County Department of Transportation, the cities of Scottsdale and Glendale, AZ, Boulder and Colorado Springs, CO, Marshall, MI, Raleigh, NC and Omaha, NB. Experimental Unilight intersection control signals have been installed in Killeen, TX at the Fort Hood Army Base, at Cheyenne, WY and at Mexico City, Mexico.

MANUFACTURING

Our permanent Unilight products have four major components: Light Emitting Diodes ("LEDs"), printed circuit boards, an electronic power supply and a polycarbonate or aluminum housing. Our portable products have four additional major components: a trailer, mast assembly, radio and transmitter. Electro-Techs, located in Corona, CA, is the contract manufacturer that assembles the Unilight signal heads. Electro-Techs is owned by Ray Deese, one of our shareholders and directors. See "Certain Relationships and related Transactions", below. The circuit boards for the portable products having conflict monitoring and remote control are designed by Solar Traffic Controls, Tempe, AZ, and manufactured locally in the Phoenix area by Precision Controls, Tempe, AZ. We believe there are a number of alternative suppliers exist for each of these components, although any change might result in delayed deliveries and additional transition expense.

We intend to seek other contract manufacturers, both domestically and internationally, to provide multiple sources of signal heads in the event that we receive large orders exceeding Electro-Techs' capacity, or in any other event resulting in a possible disruption of supply. Increased volumes and additional suppliers will result in lower costs for us. In most cases, LEDs account for 50% to 60% of the total cost of an LED signal. LED prices are declining due to their increasing usage, and larger manufacturers are entering the market, especially in Japan and Taiwan.

PATENTS AND TRADEMARKS.

Generally, the effect of a patent is that the courts will grant to the patent holder the right to prevent others from making, using and selling the combination of elements or combination of steps covered by the patent. Our ability to compete may be enhanced by our ability to protect our proprietary information, including the issuance of patents and trademarks. While no intellectual property right of ours, including our patents, has been invalidated or declared unenforceable, there can be no assurance that such rights will be upheld in the future. There can be no assurance that in the future products, processes or technologies owned by others, necessary to the conduct of our business could be licensed on commercially reasonable terms.

We have two United States patents on our Unilight products. The first patent generally covers the use of three or more symbols in a single lens. The second patent covers the use of a white border around the red octagon of the stop sign. We have also applied for patent protection for our Unilight products in several countries around the world, based upon the two United States patents that have been issued to us.

United States patents expire twenty years after the date they are issued. Our first United States patent (Patent No. 5,898,381) was issued on April 27, 1999 and our second U.S. patent (Patent No. 6,054,932) was issued April 25, 2000.

We have designed certain small electronic components that monitor conflicts during the operation of multi-direction control signals, such as those used in our Work Zone and Emergency Control products. These devices can fit in the signal housing, and communicate with the radio devices for remote application

We were granted a trademark on the product name "Unilight" on October 2, 2001.

GOVERNMENT REGULATION

The Federal Highway Administration has jurisdiction over traffic control devices used on federal roadways. The FHWA sets standards for traffic control signals, which are set forth in the Manual for Uniform Traffic Control Devices . These standards have been adopted as standards by Departments of Transportation in most of the States. The Unilight Turn Arrow and Lane Control signals are the only Company products that meet MUTCD standards.

Any change in the FHWA specifications requires action initiated by a municipality or state department of transportation to extend the specifications to include the desired signal. The sponsoring agencies are required to present laboratory and field test data to establish that the proposed signal yields economic benefits and does not create undue risks for the driving population. A sponsoring agency may initiate a test by requesting a Permit to Experiment from the FHWA. Upon the collection of a sufficient and favorable set of field test data, the sponsoring agency or agencies can request the modification of the Manual of Uniform Traffic Control Devices (MUTCD) to include the proposed signal. MUTCD policies state that it will not approve any patented devices, limiting manufacturer sourcing. The Company will license several manufacturers to produce its products, thus ensuring several sources of supply.

Specifications established by the Institute of Traffic Engineers ("ITE") are among the standards and specifications set forth in the MUTCD. The ITE specifications require that all signals meet certain requirements for color (chromaticity) and intensity (luminosity) for incandescent and LED signals.

In the international market, the International Commission on Illumination ("CIE") sets standards for traffic control signals similar to ITE. Many countries have adopted these CIE standards as enforceable legal requirements. The Company has been advised by Electro-Techs that Unilight single and dual color LED retrofits, lane controls and dual arrow signals meet the standards and specifications set by the CIE.

Unilight signals meet ITE and CIE color and luminosity standards by the use of the same LED components as are used in other products on the market. However, in displaying three or more signals through a single opening, Unilights are at variance with both ITE and CIE three face lens specifications for single color signals.

Products marketed to the industrial and commercial sectors and some products that we sell to quasi-governmental bodies, such as turnpike, bridge and airport authorities, as well as some portable products sold to government customers are not required to meet MUTCD specifications. However, intersection control and high-visibility red signals must meet MUTCD specifications for use on public roadways and government customers may require that some portable products also meet MUTCD specifications prior to purchase.

RESEARCH AND DEVELOPMENT.

During fiscal years 2000 and 2001 we expended approximately $69,400 and $22,800, respectively, on research and development. These expenditures were funded from the proceeds of the sale of equity.

ITEM 2. DESCRIPTION OF PROPERTY

We currently occupy approximately 1,500 square feet of leased office and warehouse space at our principal office in the Scottsdale Airpark, in Scottsdale, Arizona, at a monthly rent of $1,610. The lease term expires at the end of February, 2003. We believe that, if necessary, we can lease additional nearby office space at lease rates similar to those under the existing lease.

ITEM 3. LEGAL PROCEEDINGS

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for our common stock.

There are about 110 holders of record of our common stock.

A. January 2001 - warrants to purchase 150,000 shares of common stock, exercisable at $.10 per share, issued to the Chief Executive Officer in return for services not otherwise compensated.

B. February 2001 - incentive stock option plan for two officers and an employee, vesting quarterly over 60 months, authorizing the issuance of warrants for up to 1,350,000 shares of common stock, exercisable at $.10 per share.

C. February 2001 - warrants to purchase 50,000 shares of common stock, exercisable at $.01 per share, issued to the Chief Financial Officer in return for services not otherwise compensated. D. May 2001 - 486,033 shares of common stock.

The shares were issued to the sixty-four of the Company's existing shareholders; forty-five accredited investors, six of whom were officers and directors, and nineteen Qualified Investors.

The consideration for the shares was a release of liability of the Company from certain possible claims.

This transaction was exempt under Section 4(2) of the Act as a transaction not involving any public offering. Solicitations were made only to its existing shareholders who purchased common stock from the Company during certain dates, approximately seventy persons. Each shareholder had access to the Company's facilities and had an opportunity to discuss the Company's business with its executive officers. Information as would have been disclosed in a registration statement under the Act, to the extent reasonably available, was furnished to the investors. All of the shares were appropriately treated as restricted as to transfer.

E. May 2001 - a promissory note in the principal amount of $75,000 and warrants to purchase an additional 750,000 shares of common stock, exercisable at $.10 per share, subsequently increased to $135,000 and additional warrants to purchase an additional 600,000 shares of common stock, exercisable at $.10 per share.

The securities were issued to a limited liability company having a total of 13 members, one of whom is an executive officer of the Company, one of whom is a director of the Company, and two of whom are immediate family members of the Company's Chief Executive Officer.

The consideration for the securities was cash in the aggregate amount of $135,000. No commissions were paid.

This transaction was exempt under Section 4(2) of the Act as a transaction not involving any public offering. Solicitations were made of not more than 20 persons who were selected from a group of persons known to be possessed of adequate net worth, investment experience and knowledge and experience of business and finance and to be familiar with the Company's business. Information as would have been disclosed in a registration statement under the Act, to the extent reasonably available, was furnished to the investor. The investor had access to the Company's facilities and had an opportunity to discuss the Company's business with its executive officers. All of the shares were appropriately treated as restricted as to transfer.

F. June 2001 - 300,001 shares of common stock.

The shares were issued to eight officers and directors of the Company.

The consideration was for services rendered to the Company by the officers and directors in the amount of approximately $30,000.

This transaction was exempt under Section 4(2) of the Act as a transaction not involving any public offering. The investors, executive officers and directors of the Company, had access to the same kind of information as would have been disclosed in a registration statement under the Act. All of the shares were appropriately treated as restricted as to transfer.

G. June 2001 - warrants to purchase 300,000 shares of common stock, exercisable at $.01 per share, issued to the Chief Financial Officer in return for services not otherwise compensated.

H. June 2001 - warrants to purchase 193,750 shares of common stock, exercisable at $.10 per share, issued to eight director and officers as director compensation for 2000.

I. June 2001 - warrants to purchase 67,500 shares of common stock, exercisable at $.01 per share, issued to the Chief Executive Officer and Chief Financial Officer under the Company's incentive stock option plan.

J. June 2001 - warrants to purchase 22,500 shares of common stock, exercisable at $.10 per share, issued to an employee under the Company's incentive stock option plan.

K.July 2001 - 100,000 shares of common stock

The shares were issued to an existing shareholder.

The consideration for the securities was cash in the aggregate amount of $10,000, resulting from the exercise of warrants.

This transaction was exempt under Section 4(2) of the Act as a transaction not involving any public offering. The investor had access to the same kind of information as would have been disclosed in a registration statement under the Act. All of the shares were appropriately treated as restricted as to transfer.

L. June 2001 - warrants to purchase 20,000 shares of common stock, exercisable at $.20 per share, and warrants to purchase 12,000 shares of common stock, exercisable at $.10 per share, issued to an employee in return for services.

M. October 2001 - warrants to purchase 475,000 shares of common stock, exercisable at $.01 per share, issued to the Chief Executive Officer and Chief Financial Officer, in return for services not otherwise compensated.

N. October 2001 - 35,000 shares of common stock

The shares were issued to two business entities.

The consideration was for services rendered to the Company by the business entities in the amount of approximately $3,500.

This transaction was exempt under Section 4(2) of the Act as a transaction not involving any public offering. The investors had access to the same kind of information as would have been disclosed in a registration statement under the Act. All of the shares were appropriately treated as restricted as to transfer.

O. December 2001 - warrants to purchase 112,500 shares of common stock, exercisable at $.01 per share, issued to the Chief Executive Officer, Chief Financial Officer, and an employee, under the Company's incentive stock option plan.

P. December 2001 - warrants to purchase 22,500 shares of common stock, exercisable at $.10 per share, issued to an employee under the Company's incentive stock option plan.

N. December 2001 - 10,000 shares of common stock

The shares were issued to a director.

The consideration was for services rendered to the Company by the director in the amount of approximately $1,000.

This transaction was exempt under Section 4(2) of the Act as a transaction not involving any public offering. The director had access to the same kind of information as would have been disclosed in a registration statement under the Act. All of the shares were appropriately treated as restricted as to transfer.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

The Company commenced operations and began development of working prototypes of its Unilight traffic and industrial signal products in 1998. It was subsequently awarded two U.S. patents for the Unilight covering the design and use of its symbols in a single lens signal. During 1999 the Company raised $485,614 in equity capital enabling it to continue prototype development and final product design and development, design and produce marketing and sales materials, construct its website, begin Institute of Traffic Engineers ("ITE") testing and certification, establish contract manufacturing capabilities, and open its Scottsdale, Arizona office in January, 2000. In November 1999, the Company completed its first sale of its Unilight products, selling ten Unilight Trailblazers to the Arizona Department of Transportation and the Maricopa County, Arizona, Department of Transportation.

The Company hired its initial employees in January 2000. During the first quarter of 2000, the Company first exhibited the Unilight at a major trade show, the American Traffic Safety Services Association Annual Conference. Following that trade show, BETTER ROADS magazine selected the Unilight products as one of its Best New Products for 2000.

PLAN OF OPERATION

Since its inception the Company has been financed primarily through the sale of common stock in private transactions amounting in total to approximately $1,949,296. On April 16, 2001, the Company obtained a secured line of credit from a group of investors among whom are one of the Company's Directors and the relatives of another Director who is also the Chief Executive Officer (see "Certain Relationships and Related Transactions"). As of the date of this Report, the Company had borrowed $135,000 against that line. That loan bore interest at the rate of 12% per annum, is due and payable on April 16, 2002 and is secured by collateral consisting of all of the Company's assets. Subsequent to December 31, 2001 the borrowing was increased to $180,000, its due date was extended to September, 2002 and beginning April, 2002 the interest rate was decreased to 6%. If that loan is not repaid when it is due, the lenders might have the right to foreclose on the Company's assets and the Company would not be able to continue in business. The Company does not expect to generate sufficient funds from operations to repay the loan; accordingly its ability to do so will depend on its ability to raise funds from the sale of equity or further borrowings.

Subsequent to December 31, 2001, the Company borrowed $50,000 from a shareholder evidenced by a Convertible Note in that principal amount. The loan bears interest at a rate of prime plus 1%, and is due and payable in March, 2004. The principal amount of and any accrued but unpaid interest under the Note will be automatically converted to Common Stock at $.40 per share if and when the Company raises a minimum of $300,000 in equity prior to the due date.

As of March 25, 2002, the Company had cash on hand in the approximate amount of $44,800 and accounts receivable in the amount of approximately $16,600, which is expected to be collected within thirty days. Based on information from customers, the Company expects, but without any assurance or guarantees, to have sales of approximately $20,000 within the next sixty days and to collect that amount within three months. These amounts are expected to be sufficient for four months of operations, assuming that the Company's operating expenses continue at approximately $15,000 per month. No capital expenditures are planned during this period. The Company is engaged in discussions with prospective private investors about possible debt and equity financing. There are no agreements with respect to any financing and there is no assurance that the Company will be able to obtain financing from any source.

The Company anticipates a need for approximately $300,000, in addition to funds to be obtained from product sales, over the next 12 months in order to maintain operations at a minimum level, including product development, patent prosecution and product sales efforts. If these funds cannot be obtained from investors or lenders, the Company may have to cease doing business and seek to sell its assets. It also anticipates that a significant increase in marketing activities and accumulating an inventory of finished goods for sale will require up to $700,000, in addition to the $300,000 mentioned above.

RESULTS OF OPERATIONS

Our operations to the date of this Report have been limited to start up activities, prototype development, patent filings and initial product sales. We believe that operating results were materially affected by a shortage of working capital and other non-operational events; accordingly our revenue and expenses are not believed to be indicative of the results of future operations.

During 2000, the Company had product revenue of $99,264 and a corresponding cost of goods sold and freight of $87,295 and $11,344, respectively, resulting in gross profit of $626. These results included the effect of the sale of five portable signals built specifically for use outside a warehouse facility of the DuPont Company. During this period, the Company had general and administrative expenses of $877,841, salary expense of $213,003 and marketing and advertising expenses of $108,593. Increases in expenses resulted from start up costs to support an office and maintain a full time staff, broadened marketing and advertising due to initial product launch and trade show participation and the preparation of revised marketing and advertising materials, continued product development expenses and legal and associated costs resulting from litigation with a former officer and director. The net loss in 2000 was $1,296,886. Upon inquiry, the Board of Directors believes that approximately $21,000 of general and administrative expense for that year represented the amount lost because of the unauthorized diversion of cash by a former officer and director and that an additional approximately $20,000 of working capital was diverted by the same person. The Company brought a legal action against that person for the amount so lost but, because that person was unable to pay money damages, the Company accepted the return of 2,990,550 shares of its common stock by that person in full payment of its claim.

During 2001, the Company had product revenue of $56,267 and a corresponding cost of goods sold of $39,050, resulting in a gross profit of $17,217, or 31% of sales. Sales declined 43% from the year 2000, but gross profit increased by 2,700%, over the same period. Sales declined due to a lack of working capital to market and advertise, and the diversion of management attention to legal matters. The substantial increase in margin is a result of greater understanding of product costs, improved pricing strategies and better sales and engineering services.

During 2001, total expenses were $652,506, a 50% reduction from total expenses during 2000. During 2000, the Company recorded $500,000 of general and administrative expense as the value of Common Stock issued in payment of consulting services. During 2001, salaries and benefits, excluding warrant-related compensation, were $190,804, 10% less than the $213,003 expended during the same period in 2000. General and administrative expenses were $261,825, compared with $877,841 during the same period in 2000, or a reduction of 70%. Marketing and advertising expenses were $21,384, 80% less than was expended during the same period in 2000. The Company's operations during 2001 were not affected by unauthorized diversions of cash as compared with approximately $41,000 during 2000.

The net loss during 2001 was $630,325, which was 51% less than the net loss of $1,296,886 incurred during 2000. This significant reduction in net loss is the result of improved pricing policies and more efficient operations.

A financing of at least $700,000 will allow the Company to substantially increase its sales and marketing effort. Based on market information and experience, we believe if we are able to raise at least $700,000 we would be able to achieve cash breakeven sales of approximately $200,000 per month. If the Company is unable to raise at least $300,000, it will continue to experience losses, and may have to discontinue operations and sell its assets.

EMPLOYEES AND CONSULTANTS

We currently have three full time employees: Mr. Marc Messina, our President and one of our directors (and a co-inventor of the Unilight); Mr. Richard Bourke, our Chief Financial Officer, Secretary/Treasurer and one of our directors and Mr. Robert Johnson, Sales Engineer and Product Development Manager. There are three part-time consultants: Mr. Joe Wise, President of Solar Traffic Controls; Mr. Dana Woudenberg, marketing consultant, and also a director, and Mr. Nathaniel Behura, industry relations consultant. Our employees are not represented by any collective bargaining organization and we has never experienced a work stoppage. We believe that our relations with our employees are good. All of the full time employees are deferring payment of all or part of their compensation or are being paid on a sales commission basis. See "Executive Compensation", below.

ITEM 7. FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

The following are the names, ages and business experience during the past five years of all of our directors and executive officers and of those nominated to be such:

     Name                 Age    Position
     ----                 ---    --------
     Marco Messina        50     Director, President and Chief Executive Officer
     Richard Bourke       55     Director, Secretary, Treasurer and Chief
                                 Financial Officer
     Stephen Ziomek       50     Director
     Ray Deese            59     Director
     Gary Pinkston        59     Director
     Dana Woudenberg      55     Director
     Robert Johnson       56     Sales Engineer and Product Development Manager

MARCO MESSINA was one of our founders, has been a Director since our inception, was our President and Secretary during 1998, a Vice President from May 2000 and has been our President and Chief Executive Officer since August 2000. He is one of the co-inventors of our Unilight product. He was Consulting Practice Director for Information Systems at Platinum Technology and Computer Associates In 1999. From 1996 to 1998, he was the President of National Scientific Corp., a semiconductor research and development and intellectual property development company located in Scottsdale, Arizona. From 1984 to 1996, he was President of Fenix Consulting Co., Inc., an information technology consulting company with clients in the Pacific Northwest and Europe. Prior to consulting, he was a Seafirst Bank Vice President in computer systems operations, corporate finance, and international banking. He holds an M.B.A. degree from Indiana University Graduate School of Business

RICHARD BOURKE has been our Chief Financial Officer since March 2000, a director since June 2000 and our Secretary/Treasurer since August 2000. Since 1998 he has been Chairman and Chief Executive Officer of National Integrative Medicine, Inc., a start-up Internet healthcare company located in Scottsdale, Arizona. From 1994 to 1997, he was Executive Vice President and Chief Financial Officer of The Little Gym International, Inc., Scottsdale, AZ, an international provider of children's development programs. In 1992 - 1993, he was Vice President of Corporate Finance for Norcross Securities, a registered securities broker-dealer in Phoenix, Arizona. From 1987 to 1994, he was President of Bourke & Company, a financial consulting firm. From 1982 to 1987, he was President of the Development Corporation of Montana, a geographically targeted risk capital firm. He holds an M.B.A. from Columbia University Graduate School of Business.

DANA WOUDENBERG has been one of our Directors and Marketing Consultant to us since October, 2001. Mr. Woudenberg was for 30 years owner and Chief Executive Officer of Woudenberg Enterprises, a $60 million traffic safety products, rental and contracting firm at the time of its sale to United Rentals. Subsequently, he helped manage the operational strategies of United Rentals industry roll-up. He is a founder, past-President and Director of ATTSA, the traffic safety products industry national trade association.

STEPHEN ZIOMEK has been a Director since February 1999. Since 1987, Mr. Ziomek has been Executive Vice President for FAS Relocation Network, a company located in Scottsdale, Arizona that provides full range relocation services for executives. From 1995 to 1996, he was the Chief Operating Officer of The Homebuyer's Fair, an Internet company also based in Scottsdale, Arizona. He has an engineering degree from the U.S. Coast Guard Academy and served for ten years in various roles providing search and rescue services at several Coast Guard bases.

RAY DEESE has been a Director since May 1999. In 1981 he founded R & M Deese, Inc. dba Electro-Tech's, a manufacturer of LED products for transportation and other industries located in Corona, California, and has since then been its President and General Manager. Electro-Tech's assembles the components for the Company's Unilights products. See "Certain Relationships and Related Transactions".

GARY PINKSTON has been a Director since November 2000. Mr. Pinkston is Principal Owner/President of Meridian/Pacific, Ltd., which he founded in 1988. Meridian Pacific, Ltd. provides real estate financing and consulting services to major corporations, with a focus on commercial properties and shopping centers. Since 1997 it has participated in over $700 million of real estate loans. Prior to forming Meridian/Pacific, Gary was Principal Owner and Vice President of Walker Pinkston Co., and Vice President of Rubloff, Inc. He holds a BS from Kansas State University and is a member of the International Council of Shopping Centers and the Mortgage Bankers Association of America.

ROBERT JOHNSON has been the Company's Sales Engineer and Product Development Manager since December 2000. Mr. Johnson has over 25 years experience inventing, designing, patenting and developing new products across several industries, including transportation, industrial components, medical devices, and consumer housewares. From 1995 to 1997 he was Director of Engineering for Laserfile, Inc. and from 1991 to 1995 he was Manager, Development Engineering for Tsann Kuen USA, Inc. Mr. Johnson holds a BSME from Farleigh Dickinson University..

16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based on a review of reports filed by our directors, executive officers and beneficial holders of ten percent (10%) or more of our shares, and based upon representations from those persons, all Securities and Exchange Commission stock ownership reports required to be filed by those reporting persons during 2001 were timely made.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth the compensation paid during the last three fiscal years to our executive officers listed below.

SUMMARY COMPENSATION TABLE

                                    Annual
                                Compensation(1)    Long Term      Compensation
Name and Position       Year        Amount           Amount          Shares
-----------------       ----        ------           ------          ------
Marco Messina, CEO      1999           -0-           $3,625           -0-
                        2000        27,500              -0-        40,000 shares
                        2001        21,000           $5,000       632,500 shares

Richard Bourke, CFO     1999           -0-              -0-           -0-
                        2000        74,000              -0-           -0-
                        2001        34,500           $5,000       547,500 shares

Robert Johnson,         1999           -0-              -0-           -0-
Sales Engineer          2000         1,100              -0-           -0-
                        2001         7,135              -0-        22,500 shares

(1) The amounts shown above were actually paid in cash. In addition, Mr. Messina and Mr. Bourke have accrued, through December 31, 2001, $124,000 and $50,500, respectively, in compensation.

STOCK OPTIONS

The following table lists our grants during 2001 of stock options to the officers named in the Summary Compensation Table.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                             Exercise    Market
Name                    Shares    Percent      Price     Price       Expiration
----                    ------    -------      -----     -----       ----------
Marco Messina, CEO     150,000      12.4        $.10                 Jan - 2006
                       375,000      31.0        $.01      $.10       Oct - 2006
                        67,500       5.6        $.01      $.10       Dec - 2006

Richard Bourke, CFO     50,000       4.1        $.01      $.10       Feb - 2006
                       300,000      24.8        $.01      $.10       June - 2006
                       100,000       8.3        $.01      $.10       Oct - 2006
                        67,500       5.6        $.01      $.10       Dec - 2006

Robert Johnson,         22,500       1.8        $.01      $.10       Dec - 2006
Sales Engineer

In March, 2001, we adopted a plan covering Marco Messina, Richard Bourke and Dan Sugaski, whereby these individuals are eligible to earn stock options for up to 1,350,000 shares of Common Stock, vested quarterly over a five year period. In September, 2001 the plan was amended to replace Dan Sugaski with Robert Johnson.

OPTION EXERCISES AND OPTION VALUES

The following table sets forth certain information regarding the exercise of and values of options held by officers named in the Summary Compensation table, as of December 31, 2001.

     AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                                      Value of
                          Shares     Value     Shares Exercisable/   Unexercised
Name                    Exercised   Realized      Unexercisable       Shares (1)
----                    ---------   --------      -------------       ----------
Marco Messina, CEO          0          0            672,500/0           $39,825
Richard Bourke, CFO         0          0            567,500/0           $46,575
Robert Johnson, Sales       0          0             22,500/0           $ 2,025
Engineer

(1) The amount shown is based on the value of the private arms length transactions in the shares during 2001, at $.10 per share.

LONG-TERM INCENTIVE PLANS

We have no long-term incentive plans for our officers.

COMPENSATION OF DIRECTORS

Our directors receive no fees or other monetary compensation for their services as directors. The Company reimburses directors who are not employees for reasonable, our-of-pocket expenses incurred in connection with the performance of their duties as directors.

During the last fiscal year, the Company issued each director warrants for 30,000 shares of Common Stock, and warrants for 40,000 shares of Common Stock for the Chairman, for services provided during the prior year. Subsequent to year-end, the Company adopted a policy to issue its directors 7,500 shares of its Common Stock for each year of service, and issue the Chairman 10,000 shares of Common Stock.

EMPLOYMENT CONTRACTS

The Company has no employment contracts with any of its officers.

OPTION REPRICING

The option plan for three executives adopted in March, 2001, was amended in December, 2001, whereby the exercise price for the options was reduced from $.10 per share to $.01 per share. This action was taken to maintain management support, given the possibility that the Company might be sold in the event it was unable to obtain financing on acceptable terms, and that this sale could render the options as initially priced worthless.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the holders of five percent (5%) or more of our voting securities.

                                                               Amount and Nature of    Percent of
     Title of Class    Name and Address of Beneficial Owner    Beneficial Ownership       Class
     --------------    ------------------------------------    --------------------       -----
     Common Stock      Capital Resources, Inc. (11)            2,400,000 Shares           15.0%
                       PO Box 2816
                       145 E. Snow King Ave.
                       Jackson Hole, WY 83001

     Common Stock      Marco Messina 11703 N. 123rd Way,       4,759,750                  29.7%
                       Scottsdale, AZ 85259                    (1)(2)(3)(7)(8)(10)

     Common Stock      Stephen Ziomek                          810,400 Shares              5.0%
                       8390 E. Corrine Drive, Scottsdale,      (1)(2)
                       AZ 85260

The following table shows the voting securities held by all of our directors, nominees to be directors and our executive officers.

                                                               Amount and Nature of    Percent of
     Title of Class    Name and Address of Beneficial Owner    Beneficial Ownership       Class
     --------------    ------------------------------------    --------------------       -----
     Common Stock      Raymond Deese                           710,000 Shares              4.4%
                       1875 Sampson Avenue, Corona,            (2)(9)
                       CA 92879

     Common Stock      Marco Messina
                       11703 N. 123rd Way,                     4,759,750 Shares            29.7%
                       Scottsdale, AZ 85259                    (1)(2)(3)(7)(8)(10)

     Common Stock      Stephen Ziomek
                       8390 E. Corrine Drive,                  810,400 Shares               5.0%
                       Scottsdale, AZ 85260                    (1)(2)

     Common Stock      Gary Pinkston
                       1801 Tiburon Blvd. #800,                334,817 Shares               2.1%
                       Tiburon, CA 94920                       (4)

     Common Stock      Richard Bourke
                       7714 E. Vista Drive,                    637,500 Shares               4.0%
                       Scottsdale, AZ 85250                    (5)(6)(8)(9)

     Common Stock      Dana Woudenberg PO Box 5156
                       Carefree, AZ 85377                      10,000 Shares               0.08%

     Common Stock      Five directors and officers as          7,262,467 Shares           45.2%
                       a group

(1) Includes 10,000 shares of Common Stock issuable upon the exercise of presently exercisable warrants, with an exercise price of $2.50 per share.
(2) Includes 30,000 shares of Common Stock issuable upon the exercise of presently exercisable warrants, with an exercise price of $2.00 per share.
(3) Includes 150,000 shares of Common Stock issuable upon the exercise of presently exercisable warrants, with an exercise price of $0.10 per share.
(4) Includes 103,750 shares of Common Stock issuable upon the exercise of presently exercisable warrants, at an exercise price of $0.10
(5) Includes 20,000 shares of Common Stock issuable upon the exercise of presently exercisable warrants, at an exercise price of $0.10 per share.
(6) Includes 450,000 shares of Common Stock issuable upon the exercise of presently exercisable warrants, at an exercise price of $0.01 per share.
(7) Includes 40,000 shares of Common Stock issuable upon the exercise of presently exercisable warrants, at an exercise price of $0.10 per share.

(8) Includes 67,500 shares of Common Stock issuable
upon the exercise of presently exercisable options, at an exercise price of $0.01 per share
(9) Includes 30,000 shares of Common Stock issuable upon the exercise of presently exercisable warrants, at an exercise price of $0.10 per share.
(10) Includes 375,000 shares of Common Stock issuable upon the exercise of presently exercisable warrants, at an exercise price of $0.01 per share.
(11) The Company has been advised that the person in control of Capital resources, Inc. is Michael Scobby, of 145 E. Snow King Ave., Jackson Hole, WY 83001

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 16, 2001, we entered into an agreement with Patent Technology LLC ("Patent"), an Arizona limited liability company, whereunder Patent loaned $75,000 to us. The loan was subsequently increased to $180,000, of which $135,000 had been lent by December 31, 2001. The loan was originally due and payable on or before April 16, 2001 bearing interest at the rate of 12% per annum. Subsequent to year-end the loan was amended to extend the due date to September 15, 2002, and reduce the interest rate to 6% per annum. We have pledged all of our assets as collateral for the loan and these assets may be taken by the lender if the amount of the loan and accrued interest is not repaid in full when due. The Members of Patent include Mr. Gary Pinkston, one of our Directors and Alfonso and Pia Messina and Andrew Messina. Alfonso and Pia Messina are the parents and Andrew Messina is the brother of Mr. Marco Messina, a Director and our Chief Executive Officer.

At its inception, our founders, Messrs William Gartner and Marco Messina, together with the assignee of another co-inventor, assigned all of their patent rights in the Unilight product to us in consideration of the issuance and sale to them of 3,000,000, 4,000,000 and 3,000,000 shares, respectively, of our common stock. The total value of the shares was $100,000. The cost to the founders of developing the patent rights was approximately $15,000. Subsequently, in their capacities as directors, Messrs. Messina and Gartner were issued warrants to purchase 270,000 and 50,000 shares respectively. In his capacity as CEO, Mr. Messina was also issued warrants to purchase 525,000 shares. Messrs Messina and Gartner were also issued 36,250 and 140,550 shares of Common Stock, respectively, in consideration of services. Mr. Gartner subsequently sold 140,000 to various third parties and returned 2,990,550 shares and warrants for 50,000 shares to us in settlement of certain litigation between us (described elsewhere herein under "Management's Discussion and Analysis of Final Condition and Results of Operations").

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following is a list of exhibits filed pursuant to the Securities Exchange Act of 1934:

(a)   Exhibit No.    Description
      ----------     -----------

         2.1         Articles of Incorporation*
         2.1.1 Articles of Amendment to Articles of Incorporation, dated September 16, 1998*
         2.2         Bylaws*
         6.1 Consulting Agreement with Pinnacle West Capital Corporation, dated May 30, 2000*
         6.2         Distributor Agreement with Layton Solar, dated April 3,
                     2000*
         6.2.1 Amendment to Distributor Agreement with Layton Solar, dated August 24, 2000*
         6.3         Distributor Agreement with IMS Industries, dated March 17,
                     2000*
         6.4 Distributor Agreement with Taiwan Signal Technologies Co., Ltd., dated June 30, 2000*
         6.5 Distributor Agreements with Artflex, Sinalizacao and Viaria Ltd., dated August 7, 2000*
         6.6 Distributor Agreement with Supremetech Engineering Co., Ltd., dated August 15, 2000*
         6.7 Consulting Service Agreement for LED Traffic Signal Technology Transfer and Licensing with JCI Group, Inc. (China), dated January 8, 2001*
         6.8 LED Single Lens Traffic Signal Technology Transfer and Consulting Service Agreement with JCI Group, Inc.
                     (Japan), dated April 25, 2001*
         6.9         Form of Distributor Agreement (United States)*
        23.1         Consent of Eide Bailly LLP
        24.1         Power of Attorney

* Previously filed with Form 10-SB

(b) Reports on Form 8-K    None

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAFFIC TECHNOLOGY, INC.

Date: April 15, 2002       By: /s/ Marco Messina
      --------------           --------------------------------------------------------
                               Marco Messina, President and Chief Executive
                               Officer, Director


Date: April 15, 2002       By: /s/ Richard Bourke
      --------------           --------------------------------------------------------
                               Richard Bourke, Chief Financial Officer,
                               Secretary, Treasurer, Director


Date: April 15, 2002       By: /s/ Richard Bourke, Attorney-in-Fact for Steve Ziomek
      --------------           --------------------------------------------------------
                               Steve Ziomek, Director


Date: April 15, 2002       By: /s/ Richard Bourke, Attorney-in-Fact for Ray Deese
      --------------           --------------------------------------------------------
                               Ray Deese, Director


Date: April 15, 2002       By: /s/ Richard Bourke, Attorney-in-Fact for Gary Pinkston
      --------------           --------------------------------------------------------
                               Gary Pinkston, Director


Date: April 15, 2002       By: /s/ Richard Bourke, Attorney-in-Fact for Dana Woudenberg
      --------------           --------------------------------------------------------
                               Dana Woudenberg, Consultant, Director

                            TRAFFIC TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

                         [LETTERHEAD OF EIDEBAILLY LLP]

                          INDEPENDENT AUDITOR'S REPORT
--------------------------------------------------------------------------------

The Board of Directors
TRAFFIC TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
Scottsdale, Arizona

We have audited the balance sheets of TRAFFIC TECHNOLOGY, INC. (A DEVELOPMENT STAGE COMPANY) as of December 31, 2001 and 2000 and the related statements of income, stockholders' equity and cash flows for the years then ended and for the period from May 15, 1998 (inception), to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TRAFFIC TECHNOLOGY, INC. as of December 31, 2001 and 2000 and the results of its operations and cash flows for the years then ended and from May 15, 1998 (inception), to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


Eide Bailly LLP
Phoenix, Arizona
February 26, 2002

TRAFFIC TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                      2001           2000
                                                                  -----------    -----------
         ASSETS

CURRENT ASSETS
  Cash                                                            $     4,257    $   113,595
  Accounts receivable                                                   8,570         39,007
  Due from former employee                                                 --         13,880
  Inventory                                                            20,472         14,052
  Prepaid expense                                                       2,406             --
                                                                  -----------    -----------

          Total current assets                                         35,705        180,534

PROPERTY AND EQUIPMENT, NET                                            13,097         21,432

PATENTS, less accumulated amortization of $15,007
  in 2001 and $7,170 in 2000                                          157,678        125,483

DEPOSIT                                                                 2,703          2,703
                                                                  -----------    -----------

                                                                  $   209,183    $   330,152
                                                                  ===========    ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Note payable                                                    $   135,000    $        --
  Accounts payable                                                    110,390         54,503
  Accrued liabilities
      Payroll and payroll taxes                                        18,356         11,206
      Salary and consulting officers/stockholders                     175,136         45,500
      Warrants and stock options                                       88,425             --
      Interest                                                          2,555             --
                                                                  -----------    -----------

          Total current liabilities                                   529,862        111,209
                                                                  -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock
    Voting, $0.01 par value, authorized 20,000,000 shares;
      15,556,895 and 14,626,721 shares issued in 2001
      and 2000,  respectively                                         155,568        146,267
  Additional paid in capital                                        1,793,728      1,712,326
  Deficit accumulated during development stage                     (2,259,040)    (1,628,715)
                                                                  -----------    -----------
                                                                     (309,744)       229,878
  Less cost of treasury stock, 2,990,550 shares                       (10,935)       (10,935)
                                                                  -----------    -----------
                                                                     (320,679)       218,943
                                                                  -----------    -----------

                                                                  $   209,183    $   330,152
                                                                  ===========    ===========

SEE NOTES TO FINANCIAL STATEMENTS

TRAFFIC TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
         AND MAY 15, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 2001
--------------------------------------------------------------------------------

                                                                               MAY 15, 1998
                                                                              (INCEPTION) TO
                                                                                DECEMBER 31,
                                                     2001           2000           2001
                                                  -----------    -----------    -----------
REVENUES
  Sales                                           $    56,267    $    99,264    $   174,127

  Interest and other                                    4,964          2,148          7,112
                                                  -----------    -----------    -----------
                                                       61,231        101,412        181,239
                                                  -----------    -----------    -----------
EXPENSES

  Cost of Sales                                        39,050         98,638        157,125

  General and administrative expenses
    Consulting                                         62,350        620,677        759,559
    Salaries and benefits                             279,229        213,003        492,232
    Contract labor                                      1,563         42,959        105,152
    Legal and accounting                               84,762         80,184        166,518
    Travel and entertainment                           10,957         32,250         66,148
    Insurance                                           8,608         16,905         25,513
    Office supplies and other                          17,917         33,866         66,703
    Occupancy                                          20,624         20,766         42,895
    Telephone                                          10,993         13,745         26,443
    Auto                                                  171          6,088         13,083
    Moving                                                 --         10,401         10,401
    Loss from former officer defalcations                  --         21,000         38,661
    Stock rescission offer settlement                  48,603             --         48,603
    Directors fees                                     30,000             --         30,000
    Bad debts                                          13,880             --         13,880

  Marketing and advertising                            21,384        108,593        174,064

  Research and development                             22,797         69,373        174,506

  Interest expense                                      7,532             --          7,532

  Depreciation and amortization                        11,136          9,850         21,261
                                                  -----------    -----------    -----------
                                                      691,556      1,398,298      2,440,279
                                                  -----------    -----------    -----------

NET LOSS                                          $  (630,325)   $(1,296,886)   $(2,259,040)
                                                  ===========    ===========    ===========


BASIC LOSS PER COMMON SHARE                       $     (0.05)   $     (0.11)   $     (0.18)
                                                  ===========    ===========    ===========

DILUTED LOSS PER COMMON SHARE                     $     (0.05)   $     (0.11)   $     (0.18)
                                                  ===========    ===========    ===========

SEE NOTES TO FINANCIAL STATEMENTS

TRAFFIC TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
         AND MAY 15, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 2001
--------------------------------------------------------------------------------

                                                           COMMON STOCK
                                                     -------------------------
                                                                                  ADDITIONAL
                                                       NUMBER                      PAID-IN
                                                      OF SHARES      AMOUNT        CAPITAL
                                                     -----------   -----------   -----------
Balances, May 15, 1998 (Date of Inception)                    --   $        --   $        --

  Issuance of common stock for cash                      170,000         1,700        15,300

  Issuance of common stock for services                  514,000         5,140        46,260

  Issuance of common stock for patents                10,000,000       100,000        10,129

  Net loss                                                    --            --            --
                                                     -----------   -----------   -----------

BALANCES, DECEMBER 31, 1998                           10,684,000       106,840        71,689

  Issuance of common stock for cash                    1,395,844        13,958       445,903

  Issuance of common stock for services                  257,257         2,573        23,180

  Net loss                                                    --            --            --
                                                     -----------   -----------   -----------

BALANCES, DECEMBER 31, 1999                           12,337,101       123,371       540,772

  Issuance of common stock for cash                    2,073,560        20,736       666,914

  Issuance of common stock for services                  216,060         2,160       504,640

  Treasury stock acquired                                     --            --            --

  Net loss                                                    --            --            --
                                                     -----------   -----------   -----------

BALANCES, DECEMBER 31, 2000                           14,626,721       146,267     1,712,326

  Issuance of common stock for cash                      100,000         1,000         9,000

  Issuance of common stock for services                  344,141         3,441        28,659

  Issuance of common stock for stock rescission          486,033         4,860        43,743

  Net loss                                                    --            --            --
                                                     -----------   -----------   -----------

Balances, December 31, 2001                           15,556,895   $   155,568   $ 1,793,728
                                                     ===========   ===========   ===========


                                                                        TREASURY STOCK
                                                       DEFICIT      -------------------------
                                                     ACCUMULATED                                    TOTAL
                                                        DURING        NUMBER                     STOCKHOLDERS'
                                                     DEVELOPMENT     OF SHARES      AMOUNT     EQUITY (DEFICIT)
                                                     -----------    -----------   -----------    -----------
Balances, May 15, 1998 (Date of Inception)                    --    $        --            --             --

  Issuance of common stock for cash                           --             --            --         17,000

  Issuance of common stock for services                       --             --            --         51,400

  Issuance of common stock for patents                        --             --            --        110,129

  Net loss                                               (83,012)            --            --        (83,012)
                                                     -----------    -----------   -----------    -----------

BALANCES, DECEMBER 31, 1998                              (83,012)            --            --         95,517

  Issuance of common stock for cash                           --             --            --        459,861

  Issuance of common stock for services                       --             --            --         25,753

  Net loss                                              (248,817)            --            --       (248,817)
                                                     -----------    -----------   -----------    -----------

BALANCES, DECEMBER 31, 1999                             (331,829)            --            --        332,314

  Issuance of common stock for cash                           --             --            --        687,650

  Issuance of common stock for services                       --             --            --        506,800

  Treasury stock acquired                                     --      2,990,550       (10,935)       (10,935)

  Net loss                                            (1,296,886)            --            --     (1,296,886)
                                                     -----------    -----------   -----------    -----------

BALANCES, DECEMBER 31, 2000                           (1,628,715)     2,990,550       (10,935)       218,943

  Issuance of common stock for cash                           --             --            --         10,000

  Issuance of common stock for services                       --             --            --         32,100

  Issuance of common stock for stock rescission           48,603

  Net loss                                              (630,325)            --            --       (630,325)
                                                     -----------    -----------   -----------    -----------

Balances, December 31, 2001                          $(2,259,040)     2,990,550   $   (10,935)   $  (320,679)
                                                     ===========    ===========   ===========    ===========

SEE NOTES TO FINANCIAL STATEMENTS

TRAFFIC TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
         AND MAY 15, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 2001
--------------------------------------------------------------------------------

                                                                                 MAY 15, 1998
                                                                                (INCEPTION) TO
                                                                                 DECEMBER 31,
                                                       2001           2000           2001
                                                    -----------    -----------    -----------
CASH FLOWS FROM OPERATING
  ACTIVITIES
  Net loss                                          $  (630,325)   $(1,296,886)   $(2,259,040)
                                                    -----------    -----------    -----------
  Adjustments to reconcile net loss to net
     cash used in operating activities
     Depreciation                                         3,299          3,745          7,319
     Amortization                                         7,837          7,170         15,007
     Loss on disposal of test equipment                   5,325             --          5,325
     Loss on disposal of patent                           2,184
     Treasury stock settlement                               --        (10,935)       (10,935)
     Common stock issued for services                    32,100        506,800        615,053
     Common stock issued - stock rescission              48,603             --         48,603
     (Increase) decrease in accounts receivable          30,437        (28,785)        (8,570)
     (Increase) decrease in inventory                    (6,420)        18,737        (20,472)
     (Increase) in prepaid expense                       (2,406)            --         (2,406)
     (Increase) decrease in due from
        former officer/stockholder                           --         12,001             --
     (Increase) decrease in due from employee            13,880         (9,880)            --
     (Increase) in deposit                                   --             --         (2,703)
     Increase in accounts payable                        55,887         47,311        110,390
     Increase in accrued liabilities                    227,768         55,458        284,474
                                                    -----------    -----------    -----------
        Net adjustments                                 416,310        601,622      1,043,269
                                                    -----------    -----------    -----------

        Net cash used in operating activities          (214,015)      (695,264)    (1,215,771)
                                                    -----------    -----------    -----------

CASH FLOWS FROM INVESTING
  ACTIVITIES
  Purchases of property and equipment                      (290)       (20,122)       (25,742)
  Increase in patents                                   (40,033)        (8,860)       (64,741)
                                                    -----------    -----------    -----------

        Net cash used in investing activities           (40,323)       (28,982)       (90,483)
                                                    -----------    -----------    -----------

CASH FLOWS PROVIDED BY FINANCING
  ACTIVITIES
  Increase in note payable                              135,000             --        135,000
  Sale of common stock                                   10,000        687,650      1,175,511
                                                    -----------    -----------    -----------

        Net cash provided by financing activities       145,000        687,650      1,310,511
                                                    -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                        (109,338)       (36,596)         4,257

CASH, beginning of year                                 113,595        150,191             --
                                                    -----------    -----------    -----------

CASH, end of year                                   $     4,257    $   113,595    $     4,257
                                                    ===========    ===========    ===========

SEE NOTES TO FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                 MAY 15, 1998
                                                                                (INCEPTION) TO
                                                                                 DECEMBER 31,
                                                       2001           2000           2001
                                                    -----------    -----------    -----------
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS

  Issuance of common stock for patents              $        --    $        --    $   110,129
                                                    ===========    ===========    ===========

SEE NOTES TO FINANCIAL STATEMENTS

TRAFFIC TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
         AND MAY 15, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 2001
--------------------------------------------------------------------------------

NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

OPERATING ACTIVITIES

Traffic Technology, Inc., an Arizona Corporation, (the Company) is a development stage company, organized to design and market a line of traffic and industrial signal products called Unilights, using Light Emitting Diodes (LEDs) to produce universally recognized symbols in a revolutionary, single lens unit.
Additionally, the signals reduce energy consumption, maintenance costs and deployment costs. The products are based on U.S. Patent No. 5,898,381 filed
January 17, 1997 issued April 27, 1999 and U.S. Patent No. 6,054,932 filed November 20, 1998 issued April 24, 2000. The Company was incorporated in 1998.

The Company develops product concepts and brings them to the prototype stage with the assistance of Electro-Tech's, a contract manufacturer and shareholder located in Corona, California, or Solar Traffic Controls, Tempe, Arizona. Once a product is ready for market, it is assembled by one of several contract manufacturers, depending upon whether it is a permanent or portable signal, or is sold domestically or into the export market.

The Company sells its products both directly and through a network of independent sales representatives and distributors. To date, all industrial and commercial sales are handled by the home office, while government sales are handled both directly and through sales representatives and distributors.
Current distributors and representatives are oriented solely to government customers, and cover a majority of the United States and Canadian market.

Product  and   distributor   inquiries  are  generated   through   international
consultants, the Company website, media advertising, and trade shows.

The Company conducts its business from its headquarters office in Scottsdale, Arizona.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers all highly liquid instruments purchased with and initial maturity of three months or less to be cash equivalents. The Company maintains, at financial institutions, cash and cash equivalents, which, at times exceed federally insured amounts.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets ranging from 3 to 10 years.

PATENTS

Patents are stated at cost. Amortization beginning in 2000 has been recorded using the straight-line method over the estimated useful life of the respective patents, approximately 20 years.

(CONTINUED)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

REVENUE RECOGNITION

Revenue is recognized at the time products are shipped to customers. Because the Company is in the development stage, its effort has been applied to establishing itself as a new business and no significant revenue has yet been generated from the Company's planned principal operations, and the Company has discounted its suggested retail prices in an effort to increase sales and distribution of its products.

ADVERTISING EXPENSES

Advertising costs are expensed as incurred.

EARNINGS PER SHARE

Following is a reconciliation of the numerators and the denominators of the basic and diluted loss per share:

                                                              YEAR ENDED DECEMBER 31, 2001
                                                      ------------------------------------------
                                                         AMOUNT        SHARES     PER SHARE LOSS
                                                      -----------    -----------  --------------
Basic loss per share
  Net loss                                            $  (630,325)    12,566,345   $     (0.05)
                                                      ===========                  ===========

  Effect of diluted securities warrants and options            --             --
                                                      -----------    -----------

DILUTED LOSS PER SHARE
  Net loss                                            $  (630,325)    12,566,345   $     (0.05)
                                                      ===========    ===========   ===========


                                                              YEAR ENDED DECEMBER 31, 2000
                                                      ------------------------------------------
                                                         AMOUNT        SHARES     PER SHARE LOSS
                                                      -----------    -----------  --------------
BASIC LOSS PER SHARE
  Net loss                                            $(1,296,886)    11,636,171   $     (0.11)
                                                                                   ===========

  Effect of diluted securities warrants and options            --             --
                                                       -----------   -----------

DILUTED LOSS PER SHARE
  Net loss                                            $(1,296,886)    11,636,171   $     (0.11)
                                                      ===========    ===========   ===========

                                                         PERIOD FROM MAY 15, 1998 (INCEPTION)
                                                                 TO DECEMBER 31, 2001
                                                      ------------------------------------------
                                                         AMOUNT        SHARES     PER SHARE LOSS
                                                      -----------    -----------  --------------
BASIC LOSS PER SHARE
  Net loss                                            $(2,259,040)    12,566,345   $     (0.18)
                                                                                   ===========

  Effect of diluted securities warrants and options            --             --
                                                      -----------    -----------

DILUTED LOSS PER SHARE
  Net loss                                            $(2,259,040)    12,566,345   $     (0.18)
                                                      ===========    ===========   ===========

(CONTINUED)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Outstanding warrants and options that could potentially dilute basic earnings per share, but were not included because to do so would have been antidilutive, totaled 3,377,250 for the year ended December 31, 2001; 829,000 for the year ended December 31, 2000; and 3,377,250 for the period from May 15, 1998 (inception) to December 31, 2001.

SEGMENT INFORMATION

The Company does not maintain financial information by product type or any other segment or geographic area, and accordingly, no segment information is provided. The Company did have customers that individually accounted for 10% or more of revenues as follows:

                                                                  MAY 15, 1998
                                                                 (INCEPTION) TO
                                                                  DECEMBER 31,
                                    2001             2000             2001
                                  -------          -------          -------
Customer A                        $    --          $22,088          $22,088
Customer B                         14,756            3,960           18,716
Customer C                             --           11,587           11,587
Customer D                             --           12,383           12,383
Customer E                             --           10,166           10,166

INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (Statement No. 109). Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

At December 31, 2001, the Company has approximately $1,679,000 of net operating loss carryforwards available to reduce future taxable income. The recoverability of these loss carryforwards is contingent upon the Company's ability to generate future taxable income and accordingly will be recognized as the Company generates taxable income.

STOCK BASED COMPENSATION

The Company follows the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its employee stock option plans. See Note 6 for a summary of the pro forma effects on reported net income (loss) and earnings per share for the 2001, 2000 and inception (May 15, 1998) to December 31, 2001 based on the fair value of options and shares granted as prescribed by SFAS No. 123.

(CONTINUED)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In management's opinion, methodologies used to determine estimates are adequate and consistent with prior periods.

NOTE 2 - DEVELOPMENT STAGE OPERATIONS
--------------------------------------------------------------------------------

In 1998, the Company initiated research and development of its future line of traffic signals. During 1999, the Company raised in excess of $450,000 of equity capital to begin prototype development and final product design, design and produce marketing and sales materials, construct its website, begin Institute of Traffic Engineers (ITE) testing and certification, establish contract manufacturing capabilities, and open it's Scottsdale, Arizona office in January, 2000. In late 1999, the Company completed its initial product sale to the Arizona Department of Transportation and Maricopa County Department of Transportation.

The Company first exhibited the Unilight at the American Traffic Safety Services Association Annual Conference in early 2000. Following that trade show, BETTER ROADS magazine selected the Unilight product as one of its Best New Products for 2000. During 2000, the Company sold approximately $100,000 of Unilight products to customers, including municipalities, a federal government agency and private corporations. The Company incurred a loss in 2000 resulting from start up costs to support an office and maintain a full time staff, broadened marketing and advertising due to initial product launch and trade show participation, the preparation of revised marketing and advertising materials, continued product development expenses and legal and associated costs resulting from litigation with a former officer and director.

The Company resolved it's legal dispute with its former officer in May, 2001, at which time the former officer returned all his shares to the Company. During 2001, the Company significantly improved its gross margins, began development of its 2nd generation portable signals, focused its market development efforts on the industrial and commercial sectors, and added advisors with substantial industry experience. The Company incurred a loss in 2001 due to modest revenue resulting from the inability to market and advertise, and continued expenses to maintain basic business operations.

Since its inception, the Company has been financed primarily through the sale of common stock in private transactions amounting in total to approximately $1,940,000. On April 16, 2001, the Company obtained a secured line of credit from a group of investors among whom are one of the Company's Directors and the relatives of another Director who is also the Chief Executive Officer. The Company does not expect to generate sufficient funds from operations to repay the loan; accordingly, its ability to do so will depend on its ability to raise funds from the sale of equity or further borrowings. The Company is engaged in discussions with prospective private investors about possible debt and equity financing.

NOTE 3 - PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------

Property and equipment consisted of the following at December 31,:

(CONTINUED)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                       2001              2000
                                                     --------          --------
Furniture and fixtures                               $ 19,351          $ 19,062
Test equipment                                             --             6,390
                                                     --------          --------
                                                       19,351            25,452
Accumulated depreciation                               (6,254)           (4,020)
                                                     --------          --------

                                                     $ 13,097          $ 21,432
                                                     ========          ========

NOTE 4 - NOTE PAYABLE
--------------------------------------------------------------------------------

The Company has entered into a loan agreement with an entity affiliated through common ownership and management (the entity is comprised of certain stockholders, a Director and consultant to the Company). The Company has borrowed $135,000 at an annual interest rate of 12%, payable in semi-annual installments beginning October 2001. The loan is due and payable in April 2002 and is collateralized by a security interest in substantially all Company assets including issued patents. Additionally, the affiliate will receive warrants to purchase 10 shares of common stock, at $.10 per share, for every dollar loaned to the Company.

Subsequent to December 31, 2001 the note payable was increased to $180,000, its due date was extended to September 2002 and beginning April 16, 2002 the interest rate will be decreased to 6%.


NOTE 5 - INCOME TAXES
--------------------------------------------------------------------------------

Income tax benefit consists of the following at December 31,:

                                                                 MAY 15, 1998
                                                                (INCEPTION) TO
                                                                 DECEMBER 31,
                                          2001        2000           2001
                                        --------    --------       --------
Current
  Federal                               $     --    $     --       $     --
  State                                       --          --             --
                                        --------    --------       --------
                                              --          --             --
                                        --------    --------       --------

Deferred
  Federal                                     --          --             --
  State                                       --          --             --
                                        --------    --------       --------
                                              --          --             --
                                        --------    --------       --------

                                        $     --    $     --       $     --
                                        ========    ========       ========

Actual tax benefit differed from the expected tax expense computed by applying the U.S. Federal corporate tax rate of 34% to the earnings before income taxes as follows:

(CONTINUED)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                             MAY 15, 1998
                                                                            (INCEPTION) TO
                                                                             DECEMBER 31,
                                                       2001        2000         2001
                                                    ----------   ---------    ---------
Computed "expected" tax expense (benefit)           $ (215,900)   (441,000)    (769,900)
State income taxes                                          --          --
Other non-deductible expenses                          215,900     441,000      769,900
                                                    ----------   ---------    ---------

                                                    $       --   $      --    $      --
                                                    ==========   =========    =========

The tax effects of temporary differences (i.e., amounts that will result in taxable or deductible amounts in future years) that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:

                                                                   MAY 15, 1998
                                                                  (INCEPTION) TO
                                                                   DECEMBER 31,
                                             2001         2000         2001
                                          ---------    ---------    ---------
Deferred tax assets

  Net operating loss carryforwards        $ 571,000    $ 387,000    $ 571,000

  Valuation allowance                      (571,000)    (387,000)    (571,000)
                                          ---------    ---------    ---------

Net deferred tax asset                    $      --    $      --    $      --
                                          =========    =========    =========

In assessing the necessity for a valuation allowance for deferred tax assets, management considers whether it is "more likely than not" that some portion or all of these future deductible amounts will be realized as a refund or deduction to current taxes payable. Management has not recorded the benefit of these deferred tax assets due to the uncertainty related to these future deductible amounts. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods in which those temporary differences are deductible. Management considers projected future taxable income, and tax planning strategies in making the assessment.

The net operating loss (NOL) carryforwards, which comprise a majority of the Company's unrecognized net deferred tax asset, expire approximately as follows:

YEAR EXPIRING                                                           AMOUNT
-------------                                                         ----------
  2018                                                                $   83,000
  2019                                                                   246,000
  2020                                                                   810,000
  2021                                                                   540,000
                                                                      ----------

                                                                      $1,679,000
                                                                      ==========

(CONTINUED)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The realization of these NOL carryforwards is dependent upon generating taxable income prior to the related year of NOL expiration. The amount of NOL carryforward that may be utilized in any future tax year may also be subject to certain limitations, including limitations as a result of certain stockholder ownership changes in which may be beyond the control of the Company

NOTE 6 - COMMON STOCK
--------------------------------------------------------------------------------

STOCK WARRANTS AND OPTIONS

The Company has issued stock warrants to investors and to employees and directors. The stock warrants are exercisable at $.01 to $2.50 per share, subject to certain adjustments, as stated in the Common Stock Purchase Warrant. All stock warrants are exercisable for a period of five years from the date of issue. All stock warrants are exercisable in whole or in part. The warrants and shares of stock underlying the warrants have not been registered under the Securities Act of 1933 as amended and have not been registered or qualified under the securities laws of any state.

The Company issued warrants to employees and directors during the years ended December 31, 2001 and 2000. All of the warrants issued were exercisable immediately upon issuance and terminate five years from the date of grant.

The Company has also issued stock options to three employees during the year ended December 31, 2001 in accordance with separate incentive Stock Option Agreements. The agreements authorize the issuance of options for up to 1,350,000 shares of common stock exercisable at $.01 to $.10 per share. The options vest ratably each three months over a 60 month period and generally are exercisable for five years from the date of vesting providing the employee remains employed by the Company. Should the employee no longer be employed by the Company, the options become exercisable for twelve months from the date of termination. During the year ended December 31, 2001 a total of 202,500 options vested and were issued by the Company.

Most warrants and options were issued at an exercise price that reflected the market value of the stock at the date of grant. For warrants and options issued at an exercise price less than the market value of the stock at the date of grant, the Company has recorded compensation. Compensation cost is measured as the excess, if any, of the market value of the stock at the date of the grant over the exercise price.

A summary of the activity of all outstanding stock warrants and options is as follows:

                                                                       COMMON
                                                                     WARRANTS &
                                                                       OPTIONS
                                                                     ----------
Outstanding at December 31, 1999                                        910,000

  Expired - 2000                                                             --
  Cancelled - 2000                                                      (50,000)
  Exercised - 2000                                                     (471,000)
  Issued - 2000                                                         440,000
                                                                     ----------

Outstanding at December 31, 2000                                        829,000

(CONTINUED)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

  EXERCISED - 2001                                                     (100,000)
  ISSUED - 2001                                                       2,753,250
  EXPIRED - 2001                                                       (105,000)
                                                                     ----------

Outstanding at December 31, 2001                                      3,377,250
                                                                     ==========

The summary of changes in outstanding employee and director warrants and options is as follows:

                                                  2001                              2000
                                      -----------------------------     ----------------------------
                                                         EXERCISE                        EXERCISE
                                         SHARES            PRICE           SHARES          PRICE
                                      -------------     -----------     -------------    -----------
Outstanding, beginning of year              340,000     $      1.86                --    $        --
Issued                                    1,403,250            0.04           406,000           1.83
Exercised                                        --              --           (16,000)          0.25
Cancelled                                        --              --           (50,000)          2.10
                                      -------------     -----------     -------------    -----------

Outstanding, end of year                  1,743,250     $      0.39           340,000    $      1.86
                                      =============     ===========     =============    ===========

Range of exercise prices              $0.01 to 0.20                     $0.20 to 2.50
                                                                        =============

Warrants and options exercisable,
    end of year                           1,743,250                           340,000
                                      =============                     =============

Summarized information about the warrants issued to employees and directors and remaining outstanding at December 31, 2001 is as follows:

                                  WEIGHTED-      WEIGHTED-    WEIGHTED-
                                   AVERAGE        AVERAGE      AVERAGE
   EXERCISE        NUMBER         REMAINING       EXERCISE     NUMBER          EXERCISE
    PRICES       OUTSTANDING   CONTRACTUAL LIFE    PRICE     EXERCISABLE         PRICE
    ------       -----------   ----------------    -----     -----------         -----
                                 (in years)
        $ 2.00        210,000          3.1        $   2.00       210,000        $   2.00
          2.00         40,000          3.5            2.00        40,000            2.00
          2.50         50,000          3.5            2.50        50,000            2.50
          0.20         60,000          4.0            0.20        60,000            0.20
          0.10        400,750          4.5            0.10       400,750            0.10
          0.01        982,500          4.5            0.01       982,500            0.01
--------------   ------------       ------        --------   -----------        --------

$ 0.01 to 2.50      1,743,250          4.3        $   0.39     1,743,250        $   0.39
==============   ============       ======        ========   ===========        ========

The Company applies APB Opinion 25 and related Interpretations in accounting for its warrants and options issued to employees and directors. Accordingly, no compensation cost has been recognized for the warrants issued in 2001 and 2000, or in the amounts from inception (May 15, 1998) to December 31, 2001. Had compensation cost been determined consistent with the method of FASB Statement No. 123, the fair value of the warrants estimated on the date of grant would have been $15,416 and $141,993 in 2001 and 2000, and $157,409

(CONTINUED)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

from inception (May 15, 1998) to December 31, 2001. Accordingly, the Company's 2001, 2000 and inception (May 15, 1998) to December 31, 2001 net loss and earnings per share would have increased to proforma amounts of $(645,741) and $(0.05), $(1,438,879) and $(0.11), and $(2,084,620) and $(0.17), respectively.
The fair value of the warrants on the date of grant has been estimated using the Black-Scholes option-pricing model with the following assumptions: expected volatility is assumed to approximate 1% because the Company's stock is not yet publicly traded, risk-free interest rate of 6%, expected lives of 4.1 to 4.5 years and no expected dividends.

A summary of the activity of stock sales/issuances is as follows:

      DATE OF                                  NUMBER OF                                                 STOCK
    SALE/ISSUANCE                               SHARES         CASH        SERVICES        PATENT      RESCISSION
    -------------                               ------         ----        --------        ------      ----------
BALANCES, MAY 15, 1998 (DATE OF INCEPTION)            --    $        --   $        --    $        --   $        --
                                             -----------    -----------   -----------    -----------   -----------

     07/01/1998                                  100,000             --            --         10,754            --
     09/15/1998                               10,404,000             --        50,400         99,375            --
     10/23/1998                                   30,000          3,000            --             --            --
     10/29/1998                                   25,000          2,500            --             --            --
     11/03/1998                                   30,000          2,000         1,000             --            --
     11/06/1998                                   20,000          2,000            --             --            --
     11/05/1998                                   20,000          2,000            --             --            --
     11/09/1998                                   25,000          2,500            --             --            --
     11/12/1998                                   20,000          2,000            --             --            --
     11/24/1998                                   10,000          1,000            --             --            --
                                             -----------    -----------   -----------    -----------   -----------

1998 STOCK SALES/ISSUANCES                    10,684,000         17,000        51,400        110,129            --
                                             -----------    -----------   -----------    -----------   -----------

BALANCES, DECEMBER 31, 1998                   10,684,000         17,000        51,400        110,129            --
                                             -----------    -----------   -----------    -----------   -----------

     02/01/1999                                  257,527             --        25,753             --            --
     02/04/1999                                   20,000          2,000            --             --            --
     02/02/1999                                   20,000          2,000            --             --            --
     01/29/1999                                   20,000          2,000            --             --            --
     03/06/1999                                  330,000         33,000            --             --            --
     02/28/1999                                   20,000          2,000            --             --            --
     03/12/1999                                  270,000         27,000            --             --            --
     05/14/1999                                   50,000          5,000            --             --            --
     06/07/1999                                   50,000         10,000            --             --            --
     06/17/1999                                  230,000         46,000            --             --            --
     07/01/1999                                   55,000         11,000            --             --            --
     07/07/1999                                   40,000          8,000            --             --            --
     08/27/1999                                   10,000          2,000            --             --            --
     10/05/1999                                  148,000        128,000            --             --            --
     10/15/1999                                   10,000         10,000            --             --            --
     11/09/1999                                   25,000         25,000            --             --            --
     12/02/1999                                   69,838        104,757            --             --            --
     12/08/1999                                   10,068         15,102            --             --            --
     12/21/1999                                   17,668         27,002            --             --            --
                                             -----------    -----------   -----------    -----------   -----------

1999 STOCK SALES/ISSUANCES                     1,653,101        459,861        25,753             --            --
                                             -----------    -----------   -----------    -----------   -----------

BALANCES, DECEMBER 31, 1999                   12,337,101        476,861        77,153        110,129            --
                                             -----------    -----------   -----------    -----------   -----------

     01/02/2000                                    2,500          5,000            --             --            --
     01/03/2000                                    2,000          3,000            --             --            --
     01/14/2000                                   10,000         20,000            --             --            --
     01/20/2000                                   34,000         68,000            --             --            --
     03/20/2000                                   16,000         40,000            --             --            --
     03/31/2000                                   35,600         89,000            --             --            --

(CONTINUED)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      DATE OF                                  NUMBER OF                                                 STOCK
    SALE/ISSUANCE                               SHARES         CASH        SERVICES        PATENT      RESCISSION
    -------------                               ------         ----        --------        ------      ----------
     05/04/2000                                   20,000         50,000            --             --            --
     05/15/2000                                  200,000             --       500,000             --            --
     07/12/2000                                   48,000        120,000            --             --            --
     07/20/2000                                   26,000         65,000            --             --            --
     07/28/2000                                   16,460         41,150            --             --            --
     08/03/2000                                    1,200             --         3,000             --            --
     08/16/2000                                    2,000          5,000            --             --            --
     09/26/2000                                      860             --         2,400             --            --
     10/30/2000                                1,025,000         95,500            --             --            --
     10/31/2000                                  842,000         84,000         1,400             --            --
     12/31/2000                                    8,000          2,000            --             --            --
                                             -----------    -----------   -----------    -----------   -----------

2000 STOCK SALES/ISSUANCES                     2,289,620        687,650       506,800             --            --
                                             -----------    -----------   -----------    -----------   -----------

BALANCES, DECEMBER 31, 2000                   14,626,721      1,164,511       583,953        110,129            --
                                             -----------    -----------   -----------    -----------   -----------

     06/30/2001                                  485,633             --            --             --        48,563
     06/30/2001                                  300,001             --        30,000             --            --
     07/17/2001                                  100,000         10,000            --             --            --
     07/31/2001                                     (860)            --        (2,400)            --            --
     10/30/2001                                      400             --            --             --            40
     10/30/2001                                   35,000             --         3,500             --            --
     12/31/2001                                   10,000             --         1,000             --            --
                                             -----------    -----------   -----------    -----------   -----------

2001 STOCK SALES/ISSUANCES                       930,174         10,000        32,100             --        48,603
                                             -----------    -----------   -----------    -----------   -----------

BALANCES, DECEMBER 31, 2001                   15,556,895    $ 1,174,511   $   616,053    $   110,129   $    48,603
                                             ===========    ===========   ===========    ===========   ===========

NOTE 7 - STOCK RESCISSION OFFER
--------------------------------------------------------------------------------

In June 2000, the Company's Board of Directors determined that certain errors and omissions may have been made by the Company in connection with certain offerings and sales of its shares of Common Stock at various times during 1999 and 2000, which may have resulted in violations of federal and state securities laws. Therefore, the Company offered certain shareholders who invested in those offerings the right, if they chose, to rescind their purchase of the Company's securities or, if they chose, to retain the purchased securities and continue their investment in the Company (the "June 2000 Rescission Offer"). None of the shareholders to whom the June Rescission Offer was made, accepted the Company's offer to rescind their purchase of securities.

Immediately following the June 2000 Rescission Offer, the Company made a private offering of its common stock. The same information describing the Company and its business was given to the rescission offerees and the private placement offerees. That information included the Company's audited financial statements for the period ended December 31, 1999 ("the December Financial Statements").

In August 2000, the Board of Directors determined that an officer of the Company, who is no longer employed by or affiliated with the Company, had diverted funds to his own use without the knowledge or authorization of the Board of Directors. It was also determined that disclosure of the course of conduct of that former officer had not been disclosed to investors who had purchased the common stock of the Company while that former officer was acting as such or to those investors to whom the rescission offer had been made. In order to resolve claims which any such investors might have against the Company because of that disclosure issue, the Board of Directors determined to offer each of them one additional share of its common stock for every five shares purchased by them in exchange for an agreement releasing the Company from such claims ("the Exchange Agreement").

(CONTINUED)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The Company has received releases from approximately ninety percent of those investors offered the Exchange Agreement providing for the issuance of additional shares of common stock, but investors who in the aggregate have invested approximately $43,000 in the Company's common stock have failed to agree to the release. While the Company has no knowledge of any threatened litigation on account of such claims, the possibility of such litigation cannot be excluded.

Pursuant to this agreement, 486,033 shares of stock were issued in 2001 at $.10 per share or $48,603, which has been reflected as an expense in the 2001 financial statements.

NOTE 8 - SETTLEMENT AGREEMENT
--------------------------------------------------------------------------------

On May 9, 2001, the Company entered into a settlement agreement with a former officer/stockholder and his spouse, whereby the parties agreed to settle all disputes which gave rise to the respective legal actions, with neither party admitting any liability with respect to the matters in dispute between the parties. This settlement has been reflected in the December 31, 2000 financial statements. The Company received all the outstanding common stock held by the former officer/stockholder (2,990,550 shares) and the settlement extinguished certain assets and liabilities recorded at December 31, 2000, which resulted in treasury stock with a cost of $10,935 at December 31, 2000. As part of the settlement, 70,000 shares of the common stock returned, may be reissued/transferred to a stockholder/director upon certain future defined conditions occurring. Should the conditions not be met the shares will remain as treasury stock.

                                    # # # # #