Form 10QSB
period 2002-03-31
TRAFFIC TECHNOLOGY INC
filed 2002-06-13
CIK 1156293

======================================
            OMB APPROVAL
======================================
OMB Number:                  3235-0416
======================================
Expires:                April 30, 2003
======================================
Estimated average burden hours
per response......................32.0
======================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    Exchange Act of 1934

                  For the quarterly period ended March 31, 2002


                            TRAFFIC TECHNOLOGY, INC.
          (Name of Small Business Issuer as specified in it's charter)


            ARIZONA                                     86-0932112
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


           8350 East Evans Road, Suite B-4, Scottsdale, Arizona 85260
               (Address of principal executive offices) (zip code)


                    Issuer's telephone number: (480) 607-0033


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          12,718,220 shares of common stock       March 31, 2002

                          PART I. FINANCIAL INFOMATION

ITEM 1. FINANCIAL STATEMENTS

                            TRAFFIC TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    INTERIM FINANCIAL STATEMENTS (UNAUDITED)


BALANCE SHEET (UNAUDITED)                                           Three Month
                                                                   Period Ended
                                                                  March 31, 2002
                                                                  --------------

                                     ASSETS

Current assets
       Cash                                                             22,690
       Accounts receivable                                              16,073
       Inventory                                                        27,531
       Due from former employee
       Prepaid expense
Property & Equipment, net of depreciation                               13,071
Patents, net of amortization                                           158,341
Deposit                                                                  5,078
                                                                     ---------
            Total Assets                                               242,784

                       LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
       Accounts payable                                                106,843
       Accrued liabilities
            Payroll and payroll taxes                                   20,131
            Salary and consulting officers / stockholders              214,397
            Warrants and stock options                                  94,500
            Interest                                                     7,730
       Note payable                                                    180,000
                                                                     ---------
            Total Current Liabilities                                  623,601

Stockholders Equity
       Common stock, 20 million shares
       authorized, 12,718,220 shares issued at 3/31/02                 127,182
       Additional paid in capital                                    1,882,864
       Deficit accumulated during the development stage             -2,259,040
       Net Income                                                     -120,888
       Less cost of treasury stock                                     -10,935
                                                                     ---------
                                                                      -380,817
                                                                     ---------

            Total Liabilities and Stockholders Equity                  242,784

                                                       Three Month Period Ended March 31
                                                ------------------------------------------------
                                                                              From Inception
                                                                              To           To
                                                  2001          2002         2001         2002
                                                ---------    ---------    ---------    ---------
STATEMENTS OF INCOME (UNAUDITED)

Revenue

Sales                                              11,105       32,058      128,965      206,185
Other                                               3,779          717        5,927        7,829
                                                ---------    ---------    ---------    ---------
                                                   14,884       32,775      134,892      214,014

Expenses

Cost of sales                                       6,155       16,174      124,230      173,299

Selling, general and administrative               139,721      116,508      975,855    2,022,299
       Salaries and benefits                       51,453       72,511      264,456      564,743
       Consulting                                  37,350        4,465      254,559      764,024
       Legal and accounting                        29,886        6,824      111,642      173,342
       Travel and entertainment                     2,492          329       57,683       66,477
       Contract labor                               1,480                   105,069      105,152
       Insurance                                    4,911        4,494       21,816       30,007
       Office supplies and other                    3,696        3,832       52,483       70,535
       Telephone                                    1,899        1,844       17,349       28,287
       Occupancy                                    6,382        5,390       28,653       48,285
       Auto                                           171           69       13,083       13,152
       Moving                                                                10,401       10,401
       Directors fees                                           16,750                    46,750
       Stock rescission offer settlement                                                  48,603
       Loss from former officer defalcations                                 38,661       38,661
       Bad debts                                                                          13,880

Marketing and advertising                           9,669        4,568      162,349      178,632
Research and development                            6,772        7,960      158,481      182,466
Depreciation and amortization                       3,145        3,128       13,270       24,389
Interest                                                         5,306                    12,838
                                                ---------    ---------    ---------    ---------
                                                  165,462      153,644    1,434,185    2,593,923

Net Loss                                         -150,578     -120,869   -1,299,293   -2,379,909

                                                              Three Month Period Ended March 31
                                                      ------------------------------------------------
STATEMENTS OF CASH FLOWS (UNAUDITED)                                               From Inception To
                                                         2001         2002         2001         2002
                                                      ---------    ---------    ---------    ---------
Net Loss                                               -150,578     -120,869    -1,299,293   -2,379,909
Adjustments to reconcile net loss to
net cash used in operating activities
        Depreciation                                      1,353          835        5,373        8,154
        Amortization                                      1,794        2,293        8,964       17,300
        Loss on disposal of patent                                                  2,184        2,184
        Loss on disposal of test equipment                                                       5,325
        Treasury stock settlement                                                 -10,935      -10,935
        Stock rescission offer settlement                                                       48,603
        Common stock issued for services                              20,750      102,953      635,803
        (Increase) decrease in accounts receivable       38,919       -7,503          -88      -16,073
        (Increase) decrease in inventory                 -2,408       -7,059      -16,460      -27,531
        (Increase) decrease in due from former
                officer/stockholder
        (Increase) decrease in due from employee                                  -13,880
        (Increase) in deposit and prepaid                -1,530                    -4,233       -5,109
        Increase (decrease) in accounts payable           7,919       -3,557       62,422      106,833
        Increase in accrued liabilities                  13,534       52,286       70,240      336,760
                                                      ---------    ---------    ---------    ---------
                Net adjustments                          59,581       58,045      206,540    1,101,314

        Net cash used in operating activities           -90,997      -62,824   -1,092,753   -1,278,595

CASH FLOWS FROM INVESTING ACTIVITIES

        Purchases of property and equipment                             -808      -25,452      -26,550
        Purchases of patents                                          -2,956      -24,708      -67,697
        Net cash used in investing activities                         -3,764      -50,160      -94,247

CASH FLOWS PROVIDED BY FINANCING ACIVITIES

        Sale of common stock                                          40,000    1,165,511    1,215,511
        Loans                                                         45,000                   180,000

NET INCREASE (DECREASE) IN CASH                         -90,997       18,412       22,598       22,669

CASH, beginning of year                                 113,595        4,257            0            0

CASH, end of period                                      22,598       22,669       22,598       22,669

The accompanying Notes are an integral part of this financial statement.

NOTES

NOTE 1. COMMON STOCK

Issuance of Common Stock

During the first three months of 2002, the Company issued 41,875 shares of common stock to directors as fees for service during 2001, 10,000 shares to a director for consulting services during 2002, and 100,000 shares to an existing stockholder in return for an investment of $40,000.

Stock Warrants

During the first three months of 2002, the Company issued warrants for 350,000 shares of its common stock, exercisable at $.10 per share, to an entity which made a loan to the company. In addition, the Company issued warrants for 67,500 shares of its common stock, exercisable at $.01 per share, to its senior management as part of its incentive Stock Option Plan.

During the first three months of 2002, warrants for 350,000 shares of Company common stock expired.

NOTE 2. LOAN AGREEMENTS

On April 16, 2001, the Company entered into a loan agreement with an entity affiliated through common ownership and management. The Company has borrowed $180,000 at an annual interest rate of 12%, adjusted downward to 6% beginning April 16, 2002, payable in semi-annual installments beginning October, 2001. The loan is due and payable in September, 2002, and is collaterilized by a security interest in all Company assets, including issued patents.

NOTE 3. SUBSEQUENT EVENTS

On May 17, 2002, the Company entered into an unsecured Note with Trade Wins, Inc., a creditor of the Company. The note stipulates that the Company is obligated to pay Trade Wins, Inc. $19,479, of which $1,000 is payable upon execution. The remaining principal balance accrues interest at 8% per annum, and is payable in 43 monthly installments of $500 per month.

On May 15, 2002, an existing stockholder entered into a Purchase Agreement for 62,500 shares of common stock, at $.40 per share.

On June 11, 2002 an existing stockholder entered into a Purchase Agreement for 62,500 shares of common stock, at $.40 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company commenced operations and began development of working prototypes of its Unilight traffic and industrial signal products in 1998. It was subsequently awarded two U.S. patents for the Unilight covering the design and use of its symbols in a single lens light emitting diode (LED) signal. During 1999 the Company raised $485,614 in equity capital enabling it to continue prototype development and first generation product design and development, produce initial marketing and sales materials, construct its website, begin Institute of Traffic Engineers ("ITE") testing and certification, establish contract manufacturing capabilities, and open its Scottsdale, Arizona office in January, 2000. In November 1999, the Company completed its first sale of its Unilight products, selling ten Unilight Trailblazers to the Arizona Department of Transportation and the Maricopa County, Arizona, Department of Transportation.

The Company hired its initial employees in January 2000. During the first quarter of 2000, the Company first exhibited the Unilight at a major trade show, the American Traffic Safety Services Association Annual Conference. Following that trade show, BETTER ROADS magazine selected the Unilight products as one of its Best New Products for 2000.

During the second half of 2001 the Company refined its marketing strategy. It determined that certain of its products could be successfully marketed to the industrial and commercial markets, and that its second generation portable products could be successfully marketed to municipalities, the US military and industrial markets. As a consequence, the Company's current marketing strategy is focused on these products and markets, while it continues to develop relationships with municipalities and DOTs leading to the installation of test intersections utilizing its Unilight intersection control products.

PLAN OF OPERATION

Since its inception the Company has been financed primarily through the sale of common stock in private transactions amounting in total to approximately $2,010,046. On April 16, 2001, the Company obtained a secured line of credit from a group of investors among whom are one of the Company's Directors and the relatives of another Director who is also the Chief Executive Officer. As of March 31, 2002, the Company had borrowed $180,000 against that line. That loan bears interest at the rate of 12% per annum, reduced to 6% effective April 16, 2002, is due and payable on September 16, 2002 and is secured by collateral consisting of all of the Company's assets.

If that loan is not repaid when it is due, the lenders might have the right to foreclose on the Company's assets and the Company would not be able to continue in business. The Company does not expect to generate sufficient funds from operations to repay the loan; accordingly its ability to do so will depend on its ability to raise funds from the sale of equity or further borrowings.

On March 12, 2002, an existing stockholder entered into a Purchase Agreement to purchase 125,000 shares of common stock, at $.40 per share. At March 31, 2002 100,000 shares had been purchased, at $.40 per share, for a total investment of

$40,000. Subsequent to March 31, 2002, the stockholder has purchased an additional 150,000 shares, at $.40 per share, for an additional investment of $60,000.

As of March 31, 2002, the Company had cash on hand in the approximate amount of $22,700 and accounts receivable in the amount of approximately $16,000, which is expected to be collected within thirty days. Based on information from customers, the Company expects, but without any assurance or guarantees, to have sales of approximately $20,000 within the next sixty days and to collect that amount within three months. These amounts are expected to be sufficient for five months of operations, assuming an additional 150,000 shares of common stock are sold, at $.40 per share, and that the Company's cash operating expenses continue at approximately $15,000 per month. No capital expenditures are planned during this period. The Company is engaged in discussions with prospective private investors about possible debt and equity financing. There are no agreements with respect to any financing and there is no assurance that the Company will be able to obtain financing from any source.

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

RESULTS OF OPERATIONS

The Company's operations to date have been limited to start up activities, prototype development, patent filings and initial product sales. We believe that operating results have been materially affected by a shortage of working capital and other non-operational events; accordingly our revenue and expenses are not believed to be indicative of the results of future operations.

During 2000, the Company had product revenue of $99,264 and a corresponding cost of goods sold and freight of $87,295 and $11,344, respectively, resulting in gross profit of $626. These results included the effect of the sale of five portable signals built specifically for use outside a warehouse facility of the DuPont Company. During this period, the Company had general and administrative expenses of $877,841, salary expense of $213,003 and marketing and advertising expenses of $108,593. Increases in expenses over the prior year resulted from start up costs to support an office and full time staff, broadened marketing and advertising due to initial product launch and trade show participation, continued product development expenses and legal and associated costs resulting from litigation with a former officer and director. The net loss in 2000 was $1,296,886. Upon inquiry, the Board of Directors believes that approximately $21,000 of general and administrative expense for that year represented the amount lost because of the unauthorized diversion of cash by a former officer and director and that an additional approximately $20,000 of working capital was diverted by the same person. The Company brought a legal action against that person for the amount so lost but, because that person was unable to pay money damages, the Company accepted the return of 2,990,550 shares of its common stock by that person in full payment of its claim.

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

During the first three months of 2002, the Company had product revenue of $32,058 and a corresponding cost of goods sold of $16,174, resulting in a gross profit of $15,884, or 50% of sales. Sales increased 188% over the corresponding period in 2001, due to increased sales to industrial customers. Gross profit margin increased from 44% during the corresponding period in 2001 to 50% due to improved pricing and increased acceptance of the Company's products.

During the first three months of 2002, total expenses were $137,470, $16,750 of which were directors fees. Total expenses were 14% less than during the corresponding period in 2001, due to reductions in salaries, benefits and consulting paid to management, and legal and accounting expenses. Marketing and advertising expenses were $4,568, which was 53% lower than was expended during the same period in 2001. Interest expenses were $5,306, compared with no interest expenses during the same period in 2001.

The net loss during the first three months of 2002 was $120,869, which was 20% less than the net loss of $150,578 incurred during the first three months of 2001. This reduction in net loss is due to both an increase in gross profit, and a reduction in operating expenses.

The Company is not able to forecast with any degree of certainty its future sales or ability to raise equity or debt capital. Based on its market information, however, the Company believes increased advertising and other marketing activities targeted to the industrial and commercial markets will result in increased sales. Furthermore, Company products specified in engineering design contracts will result in additional sales in the next two quarters. The Company expects to achieve breakeven operations during the second half of 2003, assuming it is able to raise at least $1 million, most of which would be allocated to increased marketing and advertising and related activities. Breakeven operations will require monthly revenue of $200,000 and a gross margin of 45%. However, if the Company is unable to raise at least $300,000, it will continue to experience losses, and may have to discontinue operations and sell its assets.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5 OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        None