Form 10QSB
period 2002-06-30
TRAFFIC TECHNOLOGY INC
filed 2002-08-08
CIK 1156293

======================================
            OMB APPROVAL
======================================
OMB Number:                  3235-0416
======================================
Expires:                April 30, 2003
======================================
Estimated average burden hours per
response..........................32.0
======================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10Q-SB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES Exchange Act of 1934
                  For the quarterly period ended June 30, 2002


                            TRAFFIC TECHNOLOGY, INC.
          (Name of Small Business Issuer as specified in it's charter)


              ARIZONA                                            86-0932112
   (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


           8350 East Evans Road, Suite B-4, Scottsdale, Arizona 85260
               (Address of principal executive offices) (zip code)


                    Issuer's telephone number: (480) 607-0033


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          13,976,970 shares of common stock       June 30, 2002

                          PART I. FINANCIAL INFOMATION

ITEM 1. FINANCIAL STATEMENTS

                            TRAFFIC TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    INTERIM FINANCIAL STATEMENTS (UNAUDITED)


BALANCE SHEET (UNAUDITED)                                            Six Month
                                                                    Period Ended
                                                                   June 30, 2002
                                                                   -------------

                                     ASSETS

Current assets
  Cash                                                                  66,669
  Accounts receivable                                                   12,481
  Inventory                                                             32,459
  Due from former employee
  Prepaid expense
Property & Equipment, net of depreciation                               12,184
Patents, net of amortization                                           156,011
Deposit                                                                  5,078
                                                                     ---------
      Total Assets                                                     284,882

                      LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
  Accounts payable                                                      94,141
  Accrued liabilities
    Payroll taxes                                                       23,225
    Salary and consulting officers / stockholders                      238,450
    Warrants and stock options                                          30,375
    Interest                                                            14,205
  Note payable                                                         186,000
                                                                     ---------
      Total Current Liabilities                                        586,396

Long-term Liabilities                                                   10,104

Stockholders Equity
  Common stock, 20 million shares
    authorized, 13,976,970 shares issued at 6/30/02                    139,769
  Additional paid in capital                                         2,070,777
  Deficit accumulated during the development stage                  -2,259,060
    Net Income                                                        -252,169
    Less cost of treasury stock                                        -10,935
                                                                    ----------
                                                                      -311,618
                                                                    ----------

      Total Liabilities and Stockholders Equity                        284,882

                                                  Six Month Period Ended June 30
                                            ---------------------------------------------
                                                                       From Inception
                                                                       To          To
                                              2001        2002        2001        2002
                                            --------    --------   ----------  ----------
STATEMENTS OF INCOME (UNAUDITED)
Revenue

Sales                                         36,052      50,165      153,912     224,292
Other                                          3,982         718        6,130       7,829
                                            --------    --------   ----------  ----------
                                              40,034      50,883      160,042     232,121

Expenses

Cost of sales                                 27,674      28,258      145,749     185,383

Selling, general and administrative          279,206     240,641    1,595,060   2,146,432
  Salaries and benefits                       72,530     159,047      289,664     618,879
  Consulting                                  54,950       6,122      746,159     798,081
  Legal and accounting                        44,163      21,914      125,919     188,432
  Travel and entertainment                     4,191       3,783       59,382      69,931
  Contract labor                               3,778                  107,931     105,152
  Insurance                                     -587       6,800       16,318      32,313
  Office supplies and other                    6,103      11,492       54,305      78,195
  Telephone                                    5,128       3,875       20,578      30,318
  Occupancy                                   10,216      10,789       32,486      53,684
  Auto                                           171          69       14,693      13,152
  Moving                                                               10,401      10,401
  Directors fees                              30,000      16,750       30,000      46,750
  Stock rescission offer settlement           48,563                   48,563      48,603
  Loss from former officer defalcations                                38,661      38,661
  Bad debts                                                                        13,880

Marketing and advertising                     11,267       6,215      164,227     180,279
Research and development                       9,135       9,298      160,844     183,804
Depreciation and amortization                  6,290       6,345       16,415      27,606
Interest                                                  12,295                   19,827
                                            --------    --------   ----------  ----------
                                             333,572     303,052    2,082,295   2,743,331

Net Loss                                    -293,538    -252,169   -1,922,253  -2,511,210
                                            --------    --------   ----------  ----------

                                                         Six Month Period Ended June 30
                                                 ---------------------------------------------
STATEMENTS OF CASH FLOWS (UNAUDITED)                                       From Inception To
                                                    2001        2002        2001        2002
                                                 ---------   ---------   ---------   ---------
Net Loss                                          -293,538    -252,169   -1,922,253  -2,511,210
Adjustments to reconcile net loss to
  net cash used in operating activities
    Depreciation                                     2,705       1,722        6,725       9,041
    Amortization                                     3,585       4,623       10,755      19,630
    Loss on disposal of patent                                                2,184       2,184
    Loss on disposal of test equipment                                                    5,325
    Treasury stock settlement                                               -10,935     -10,935
    Stock rescission offer settlement               48,563                   48,563      48,603
    Common stock issued for services                30,000     121,250      612,953     736,304
    (Increase) decrease in accounts receivable      17,243      -3,911      -21,764     -12,481
    (Increase) decrease in inventory                -4,791     -11,986      -18,843     -32,458
    (Increase) decrease in due from former
       officer/stockholder
    (Increase) decrease in due from employee                                -13,880
    (Increase) in deposit and prepaid              -23,013                  -25,716      -5,109
    Increase (decrease) in accounts payable         22,549        -155       77,052     110,235
    Increase in accrued liabilities                 35,149      21,783       91,855     306,257
                                                 ---------   ---------    ---------   ---------
         Net adjustments                           131,990     133,326      758,949   1,176,596

    Net cash used in operating activities         -161,548    -118,843   -1,163,304  -1,334,614

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchases of property and equipment                           -808      -25,452     -26,550
    Purchases of patents                            -7,843      -2,937      -32,551     -67,678
    Net cash used in investing activities           -7,843      -3,745      -58,003     -94,228

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

    Sale of common stock                                       140,000    1,165,511   1,315,511
    Loans                                           75,000      45,000       75,000     180,000

NET INCREASE (DECREASE) IN CASH                    -94,391      62,412       19,204      66,669

CASH, beginning of year                            113,595       4,257            0           0

CASH, end of period                                 19,204      66,669       19,204      66,669

The accompanying Notes are an integral part of this financial statement.

NOTES

NOTE 1. COMMON STOCK

Issuance of Common Stock

During the first six months of 2002, the Company issued 41,875 shares of common stock to directors as fees for service during 2001, 10,000 shares to a director for consulting services during 2002, 250,000 shares to an existing stockholder in return for an investment of $100,000, 100,000 shares to a new stockholder in return for an investment of $40,000, 3,750 shares to an individual in return for consulting services, and 1,005,000 shares to two executive officers in return for the exercise of warrants.

Stock Warrants

During the first six months of 2002, the Company issued warrants for 450,000 shares of its common stock, exercisable at $.10 per share, to an entity which made a loan to the company. In addition, the Company issued warrants for 135,000 shares of its common stock, exercisable at $.01 per share, to its senior management as part of its incentive Stock Option Plan.

During the first six months of 2002, warrants for 350,000 shares of Company common stock expired.

During the first six months of 2002, warrants for 1,005,000 shares of Company common stock were exercised by two executive officers.

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

NOTE 3. SUBSEQUENT EVENTS

On July 2, 2002, the Company issued 100,000 shares of its common stock to a newly recruited member of senior management as part of a compensation package.

On July 31, 2002, the Company board of directors authorized the issuance of up to 2,000,000 shares of common stock, at no less than $0.40 per share, to raise up to $800,000 in new capital.

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

PLAN OF OPERATION

Since its inception the Company has been financed primarily through the sale of common stock in private transactions amounting in total to approximately $2,210,546. On April 16, 2001, the Company obtained a secured line of credit from a group of investors among whom are one of the Company's Directors and the relatives of another Director who is also the Chief Executive Officer. As of March 31, 2002, the Company had borrowed $180,000 against that line. That loan bears interest at the rate of 12% per annum, reduced to 6% effective April 16, 2002, is due and payable on September 16, 2002 and is secured by collateral consisting of all of the Company's assets.

If that loan is not repaid when it is due, the lenders might have the right to foreclose on the Company's assets and the Company would not be able to continue in business. The Company does not expect to generate sufficient funds from operations to repay the loan; accordingly its ability to do so will depend on its ability to raise funds from the sale of equity or further borrowings.

During the first six months of 2002, an existing shareholder and a new shareholder entered into Purchase Agreements to purchase 350,000 shares of Common Stock, at $.40 per share. At June 30, 2002 all these shares had been purchased

As of June 30, 2002, the Company had cash on hand in the approximate amount of $66,700 and accounts receivable in the amount of approximately $12,500, which is expected to be collected within thirty days. Based on information from customers, the Company expects, but without any assurance or guarantees, to have sales of approximately $30,000 within the next sixty days and to collect that amount within three months. These amounts are expected to be sufficient for five months of operations, assuming the Company's cash operating expenses continue at approximately $18,000 per month. No capital expenditures are planned during this period.

The Company anticipates a need for approximately $300,000, in addition to funds to be obtained from product sales, over the next 12 months in order to maintain operations at a minimum level, including product development, patent prosecution and product sales efforts. If these funds cannot be obtained from investors or lenders, the Company may have to cease doing business and seek to sell its assets. It also anticipates that a significant increase in marketing activities and accumulating an inventory of finished goods for sale will require up to $500,000, in addition to the $300,000 mentioned above.

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

During the first six months of 2002, the Company had revenue of $50,883 and a corresponding cost of goods sold of $28,258, resulting in a gross profit of $22,624, or 44% of sales. Sales increased 39% over the corresponding period in 2001, due to increased sales to industrial customers. Gross profit margin increased from 40% during the corresponding period in 2001 to 44% due to improved pricing and increased acceptance of the Company's products.

During the first six months of 2002, total expenses were $275,182, $32,400 of which were warrant-related expenses. Total expenses were 11% less than during the corresponding period in 2001, due to reductions in legal expenses. Marketing and advertising expenses were $6,215, which was 45% lower than was expended during the same period in 2001. Interest expense was $12,295, compared with $1,077 expended during the same period in 2001.

The net loss during the first six months of 2002 was $252,555, which was 14% less than the net loss of $293,150 incurred during the first six months of 2001. This reduction in net loss is due to both an increase in gross profit, and a reduction in operating expenses

The Company is not able to forecast with any degree of certainty its future sales or ability to raise equity or debt capital. Based on its market information, however, the Company believes increased advertising and other marketing activities targeted to the industrial and commercial markets will result in increased sales. Furthermore, Company products specified in engineering design contracts will result in additional sales in the next two quarters. The Company expects to achieve breakeven operations during the first half of 2003, assuming it is able to raise at least $300,000, most of which would be allocated to increased marketing and advertising and related activities. Breakeven operations will require monthly revenue of $130,000 and a gross margin of 50%. However, if the Company is unable to raise at least $300,000, it will continue to experience losses, and may have to discontinue operations and sell its assets.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5   OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None