Form 10QSB
period 2002-09-30
TRAFFIC TECHNOLOGY INC
filed 2002-10-31
CIK 1156293

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

               For the quarterly period ended September 30, 2002


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

              14,256,970 shares of common stock September 30, 2002

                          PART I. FINANCIAL INFOMATION

ITEM 1. FINANCIAL STATEMENTS

                            TRAFFIC TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    INTERIM FINANCIAL STATEMENTS (UNAUDITED)


BALANCE SHEET (UNAUDITED)                                         Nine Month
                                                                 Period Ended
                                                              September 30, 2002
                                                              ------------------
                                     ASSETS

Current assets
  Cash                                                           $     1,988
  Accounts receivable                                                 17,667
  Inventory                                                           34,756
  Due from former employee
  Prepaid expense
Property & Equipment, net of depreciation                             11,643
Patents, net of amortization                                         154,478
Deposit                                                                5,078
                                                                 -----------
       Total Assets                                                  225,610
                                                                 ===========

                       LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
  Accounts payable                                               $    91,671
  Accrued liabilities
    Payroll taxes                                                     22,892
    Salary and consulting officers / stockholders                    266,150
    Warrants and stock options                                        20,250
    Interest                                                          14,108
  Note payable                                                       197,479
                                                                 -----------
       Total Current Liabilities                                     612,550
                                                                 -----------

Long-term Liabilities

Stockholders Equity
  Common stock, 20 million shares
    authorized, 14,256,970 shares issued at 9/30/02                  142,570
  Additional paid in capital                                       2,087,476
  Deficit accumulated during the development stage                -2,259,060
  Net Income                                                        -346,991
  Less cost of treasury stock                                        -10,935
                                                                 -----------
                                                                    -386,940
                                                                 -----------

       Total Liabilities and Stockholders Equity                     225,610
                                                                 ===========

                                                     Nine Month Period Ended September 30
                                          ---------------------------------------------------------
                                                                                From Inception
                                                                              To              To
                                             2001            2002            2001            2002
                                          ---------       ---------       ---------       ---------
STATEMENTS OF INCOME (UNAUDITED)
Revenue

Sales                                        38,845          83,760         156,705         257,887
Other                                         4,963             718           7,111           7,829
                                          ---------       ---------       ---------       ---------
                                             43,808          84,478         163,816         265,716
Expenses

Cost of sales                                25,681          43,853         143,756         200,978

Selling, general and administrative         380,185         342,169       1,696,039       2,247,960
  Salaries and benefits                     124,338         193,151         341,472         652,983
  Warrants / Options                                         38,475                          38,475
  Consulting                                 59,850           6,122         751,059         798,081
  Contract labor                              1,563             727         105,716         103,664
  Legal and accounting                       66,212          23,998         147,968         190,516
  Travel and entertainment                    9,789           6,264          64,980          72,412
  Insurance                                   3,565          14,754          20,470          40,267
  Office supplies and other                  13,249          19,012          61,451          87,930
  Telephone                                   7,394           6,516          22,844          32,959
  Occupancy                                  15,491          16,331          37,761          59,226
  Auto                                          171              69          14,693          13,152
  Moving                                                                     10,401          10,401
  Directors fees                             30,000          16,750          30,000          46,750
  Stock rescission offer settlement          48,563                          48,563          48,603
  Loss from former officer defalcations                                      38,661          38,661
  Bad debts                                                                                  13,880

Marketing and advertising                    20,699          10,626         173,659         184,690
Research and development                     15,468          10,218         167,177         184,724
Depreciation and amortization                 9,440           9,570          19,565          30,831
Interest                                      4,402          15,033           4,402          22,565
                                          ---------       ---------       ---------       ---------
                                            455,875         431,469       2,204,598       2,871,748

Net Loss                                   -412,067        -346,991      -2,040,782      -2,606,032

                                                             Nine Month Period Ended September 30
                                                      ---------------------------------------------------
STATEMENTS OF CASH FLOWS (UNAUDITED)                                                From Inception To
                                                         2001          2002         2001          2002
                                                      ---------     ---------    ----------    ----------
Net Loss                                               -412,067      -346,991    -2,040,782    -2,606,032
Adjustments to reconcile net loss to
 net cash used in operating activities
   Depreciation                                           4,055         2,611         8,075         9,930
   Amortization                                           5,385         6,959        12,555        21,966
   Loss on disposal of patent                                                         2,184         2,184
   Loss on disposal of test equipment                                                               5,325
   Treasury stock settlement                                                        -10,935       -10,935
   Stock rescission offer settlement                     48,563                      48,563        48,603
   Common stock issued for services                      37,870       140,750       620,823       755,804
   (Increase) decrease in accounts receivable            38,630        -9,097          -377       -17,667
   (Increase) decrease in inventory                      -3,783       -14,284       -17,835       -34,756
   (Increase) decrease in due from former
     officer/stockholder
   (Increase) decrease in due from employee                                         -13,880
   (Increase) in deposit and prepaid                     -7,033                      -9,736        -5,109
   Increase (decrease) in accounts payable               31,889       -18,729        86,392        91,661
   Increase in accrued liabilities                       90,150        38,928       146,856       323,402
   Increase in loans payable                                           17,496                      17,496
                                                      ---------     ---------    ----------    ----------
        Net adjustments                                 245,726       164,634       872,685     1,207,904

   Net cash used in operating activities               -166,341      -182,357    -1,168,097    -1,398,128

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property and equipment                      -290        -1,155       -25,742       -26,897
  Purchases of patents                                  -34,877        -3,758       -59,585       -68,499
                                                      ---------     ---------     ---------     ---------
  Net cash used in investing activities                 -35,167        -4,913       -85,327       -95,396

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

  Sale of common stock                                                140,000     1,165,511     1,315,511
  Loans                                                 105,000        45,000       105,000       180,000

NET INCREASE (DECREASE) IN CASH                         -96,508        -2,270        17,087         1,987

CASH, beginning of year                                 113,595         4,257             0             0

CASH, end of period                                      17,087         1,987        17,087         1,987

The accompanying Notes are an integral part of this financial statement.

NOTES

NOTE 1. COMMON STOCK

Issuance of Common Stock

During the first nine months of 2002, the Company issued 41,875 shares of common stock to directors as fees for service during 2001, 10,000 shares to a director for consulting services during 2002, 250,000 shares to an existing stockholder in return for an investment of $100,000, 100,000 shares to a new stockholder in return for an investment of $40,000, 100,000 shares to a new member of senior management as an inducement to employment, 3,750 shares to an individual in return for consulting services, and 1,185,000 shares to two executive officers and a member of senior management in return for the exercise of warrants.

Stock Warrants

During the first nine months of 2002, the Company issued warrants for 450,000 shares of its common stock, exercisable at $.10 per share, to an entity which made a loan to the company. In addition, the Company issued warrants for 202,500 shares of its common stock, exercisable at $.01 per share, to three members of senior management as part of its incentive stock option plan.

During the first nine months of 2002, warrants for 350,000 shares of Company common stock expired.

During the first nine months of 2002, warrants for 1,185,000 shares of Company common stock were exercised by two executive officers and a member of senior management.

NOTE 2. LOAN AGREEMENTS

On April 16, 2001, the Company entered into a loan agreement with an entity affiliated through common ownership and management. The Company has borrowed $180,000 at an annual interest rate of 12%, adjusted downward to 6% beginning April 16, 2002, payable in semi-annual installments beginning October, 2001. The loan is due and payable in September, 2002, and is collateralized by a security interest in all Company assets, including issued patents. The Company did not pay the note when due in September, however, it has not received a Notice of Default by the lender, which provides a 30-day period in which to cure any default. The Company is in discussions with the lender.

On May 17, 2002, the Company entered into an unsecured Note with Trade Wins, Inc., a creditor of the Company. The note stipulates that the Company is obligated to pay Trade Wins, Inc. $19,479, of which $1,000 is payable upon execution. The remaining principal balance accrues interest at 8% per annum, and is payable in 43 monthly installments of $500 per month. The Company is currently in default on this loan, and in negotiations with the lender to restructure the Note.

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

During the second half of 2001 the Company redirected its marketing strategy. It determined that certain of its products could be successfully marketed to the industrial and commercial markets, and that its second generation portable products could be successfully marketed to municipalities, the US military and industrial markets.

Industrial customers find many different applications for Company products. Unilight signals have been installed by Dupont, General Motors, ALCAN Ingot, BNSF Railroad, Georgia Pacific, LaFarge Corp., Mitsubishi Heavy Industries, etc. Uses include directing warehouse traffic, regulating truck traffic approaching loading ramps, industrial process control, signaling light rail movements, and managing traffic in railroad marshalling yards. Other applications include: managing traffic in work zones, weigh stations, waste disposal sites and bimodal railroad transfer yards, as well as large public events.

The government and quasi-government market has two segments. The first segment is permanent signals for intersection control that must meet specifications set in the Manual for Uniform Traffic Control Design ("MUTCD"), published by the Federal Highway Administration. The second segment is permanent signals for lane control, high-visibility red and turn arrows and portable signals for road construction sites, weigh stations and emergency traffic control, all of which may not need to meet MUTCD specifications.

Quasi-government customers include the Port of Seattle, New York Bridge and Tunnel Authority, and Sugarland Airport Authority. Military customers include the US Naval Shipyard (Norfolk, VA), the US Naval Air Weapons Station (China Lakes, CA) and the US Army Corps of Engineers.

The Company has sold Unilight products to several government entities, including the Arizona Department of Transportation, the Maricopa County Department of Transportation, the Cities of Glendale, AZ, Scottsdale, AZ, Raleigh, NC, and Omaha, NB. The Company has installed Unilight Intersection Control signals in Killeen, Texas at the Fort Hood Army Base and in Cheyenne, Wyoming for test purposes.

The Company's current marketing strategy is focused on these products and markets, while it continues to develop relationships with municipalities and DOTs leading to the installation of test intersections utilizing its Unilight intersection control products.

PLAN OF OPERATION

Since its inception the Company has been financed primarily through the sale of common stock in private transactions amounting in total to approximately $2,230,046. On April 16, 2001, the Company obtained a secured line of credit from a group of investors among whom are one of the Company's Directors and the relatives of another Director who is also the Chief Executive Officer. As of March 31, 2002, the Company had borrowed $180,000 against that line. That loan bears interest at the rate of 12% per annum, reduced to 6% effective April 16, 2002, is due and payable on September 16, 2002 and is secured by collateral consisting of all of the Company's assets.

If that loan is not repaid when it is due, the lenders might have the right to foreclose on the Company's assets and the Company would not be able to continue in business. The Company does not expect to generate sufficient funds from operations to repay the loan; accordingly its ability to do so will depend on its ability to raise funds from the sale of equity or further borrowings.

During the first six months of 2002, an existing shareholder and a new shareholder entered into Purchase Agreements to purchase 350,000 shares of Common Stock, at $.40 per share. At June 30, 2002 all these shares had been purchased

As of September 30, 2002, the Company had cash on hand in the approximate amount of $2,000 and accounts receivable in the amount of approximately $17,700, which is expected to be collected within thirty days. Based on information from customers, the Company expects, but without any assurance or guarantees, to have sales of approximately $25,000 within the next sixty days and to collect that amount within three months. Collectively, these amounts are expected to be sufficient for three months of operations, assuming the Company's cash operating expenses continue at approximately $15,000 per month. No capital expenditures are planned during this period.

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

During the first nine months of 2002, the Company had revenue of $84,478 and a corresponding cost of goods sold of $43,854, resulting in a gross profit of $40,624, or 48% of sales. Sales increased 96% over the corresponding period in 2001, due to increased sales to industrial customers. Gross profit margin increased from 40% during the corresponding period in 2001 to 49% due to improved pricing, reduced product costs and increased acceptance of the Company's products.

During the first nine months of 2002, total expenses were $387,621, $38,475 of which were warrant-related expenses. Total expenses were 10% less than during the corresponding period in 2001, due to reductions in legal expenses. Marketing and advertising expenses were $10,627, which was 50% lower than was expended during the same period in 2001. Interest expense was $15,040, compared with $4,402 expended during the same period in 2001.

The net loss during the first nine months of 2002 was $346,991, which was 16% less than the net loss of $412,067 incurred during the first nine months of 2001. This reduction in net loss is due to both an increase in gross profit, and a reduction in operating expenses.

The Company is not able to forecast with any degree of certainty its future sales or ability to raise equity or debt capital. Based on its market information, however, the Company believes increased advertising and other marketing activities targeted to the industrial and commercial markets will result in increased sales. Furthermore, Company products specified in engineering design contracts will result in additional sales in the next two quarters. The Company expects to achieve breakeven operations during the second half of 2003, assuming it is able to raise at least $300,000, most of which would be allocated to increased marketing and advertising and related activities. Breakeven operations will require monthly revenue of $120,000 and a gross margin of 50%. However, if the Company is unable to raise at least $300,000, it will continue to experience losses, and may have to discontinue operations and sell its assets.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     See Note 2 to the financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5 OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Sebsequent to September 30, 2002, the Company filed a Form 8-K stating it had received clearance by the NASD for its Common Stock to begin trading on the OTC Bulletin Board, under the symbol TRFT.

     99.1      Certification of Chief Executive Officer
     99.2      Certification of Chief Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TRAFFIC TECHNOLOGY, INC.



Date: October 29, 2002               /s/ Marco Messina, President & CEO
      ---------------------          -------------------------------------------
                                         (Signature)

Date: October 29, 2002               /s/ Richard Bourke, Chief Financial Officer
      ---------------------          -------------------------------------------
                                         (Signature)