Form 10KSB
period 2002-12-31
TRAFFIC TECHNOLOGY INC
filed 2003-04-17
CIK 1156293

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
               ______________ TO ______________

                    COMMISSION FILE NUMBER: 000-33039

                           CALBATECH, INC.
        (Exact name of Company as specified in its charter)

                       TRAFFIC TECHNOLOGY, INC.
            (Former name if changed since last report)

         Nevada                                      88-0169543
(State of incorporation                          (I.R.S. Employer)
                                                 Identification No.)

        18300 Von Karman, Suite 710, Irvine, California      92612
          (Address of principal executive offices)        (Zip Code)

               Company's telephone number: (949) 809-2126

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: Common
                      Stock, $.01 Par Value

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No___

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

     CalbaTech, Inc. did not have revenue for the fiscal year ended on December 31, 2002. The aggregate market value of the voting stock held by non-affiliates of the Company as of March 27, 2003: Common Stock, par value $.001 per share -- $1,668,555. As of March 27, 2003, the Company had 97,527,038 shares of common stock issued and outstanding, of which 11,123,700 were held by non-affiliates.

                             TABLE OF CONTENTS

                                                                   PAGE

PART I

ITEM 1.  Description of Business....................

ITEM 2.  Description of Property...................

ITEM 3.  Legal Proceedings.....................

ITEM 4.  Submission of Matters to a Vote of Security Holders

PART II

ITEM 5.  Market for Common Equity and Other Shareholder Matters

ITEM 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................

ITEM 7.  Financial Statements....................

ITEM 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..............

PART III

ITEM 9.  Directors, Executive Officers, Promoters
         and Control Persons; Compliance with Section
         16(a) of the Exchange Act...................

ITEM 10.  Executive Compensation..................

ITEM 11.  Security Ownership of Certain Beneficial
          Owners and Management....................

ITEM 12.  Certain Relationships and Related Transactions.........

ITEM 13.  Exhibits and Reports on Form 8-K...............

Signatures.................................

PART I.

RISK FACTORS AND CAUTIONARY STATEMENTS

Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements include statements concerning underlying assumptions and other statements that are other than statements of historical facts. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements, including, but not limited to, the following: the ability of the Company to provide for its obligations, to provide working capital needs from operating revenues, to obtain additional financing needed for any future acquisitions, to meet competitive challenges and technological changes, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

ITEM 1. BUSINESS.

Introduction

Traffic Technology, Inc. was organized as an Arizona corporation in May 1998 for the purpose of designing and marketing a line of unique traffic and industrial signal products called "Unilights" and is currently trading on the OTCBB under the symbol of TRFT.

CalbaTech, Inc. was incorporated in Nevada on April 22, 2002. CalbaTech was acquired as a wholly-owned subsidiary of Traffic Technology, Inc., and is currently the operating entity of Traffic Technology, Inc. CalbaTech will be finalizing the merger of CTI with Traffic Technology, Inc. and will thereupon, rename the publicly-traded company, CalbaTech, Inc. In accordance therewith, CTI has filed the necessary paperwork finalizing this transaction with the State of Nevada and has been informed by the NASD that the symbol change pursuant to the merger, name change and reverse-split will be effective on April 21, 2003.

CalbaTech is focused on incubating life science based companies that are developing next generation products and technologies. Products and/or technologies that fit the CalbaTech model are those that will be capable of generating sales or licensing revenue within two years, and will require less than $1,000,000 to bring a product to market. CalbaTech is acquiring technologies and/or products fitting its model through a stock swap of a small percentage its own shares for 100% of the shares of the company being acquired. This is a pre-curser to licensing and/or selling the products and/or technologies to organizations capable of commercializing them, or in the alternative, maintaining the acquired technologies or products and operating them under CalbaTech.

Mission and Objectives

CalbaTech intends to accomplish its mission in three ways: 1) Through technology transfer alliances with universities, both in California and Scotland, for which CalbaTech acquires, licenses and finances the further development of new university technologies to reach the market place; 2) Identification and acquisition of non-university developed technologies, and specifically, providing a proven path for UK technologies to enter into the US marketplace; and 3) Development of technological innovations in-house by CalbaTech scientists.

Upon identification of a technology that CTI believes has good commercial potential, CTI will acquire the company that owns the technology, or in the case of acquisition of a license, form a wholly-owned subsidiary to house the license. Each new company will be held in as a wholly-owned or mostly-owned subsidiary of CTI. The inventors or original owners of the technology will receive shares of CTI and be given incentive to continue to contribute to the development of their technology. Milestones will be created for the inventors/owners. As milestones are reached, the inventors/owners will be granted shares in the subsidiary company. It is the intent of CTI that the inventor/owners contribute to the successful commercialization of their technology and have a big share in the rewards of commercialization. When the technology is ready for commercialization, CTI will have either identified a potential license partner, will spin the subsidiary out as its own publicly traded vehicle, or will retain the subsidiary as an operating company.

In exchange for transferring a technology to CTI, a contributing university will receive a royalty on sales of the resultant product. In regard to the inventor/owners, if the commercialization strategy is a license, the inventor/owners will also share in royalty income. If the subsidiary is sold or spun out, the inventor/owners will, through their achievement of milestones, have valuable shares in the subsidiary with CTI retaining a minority equity ownership position in the subsidiary upon spin out.

Distribution Strategy

There are many large competitors within the markets the Company wishes to access. It is not the Company's strategy to compete with these companies, but rather to establish distribution relationships with them. Each of these competitors has an area of focus and has developed a competitive edge in their area of focus. It is the Company's strategy to acquire, incubate and develop products and technologies that are symbiotic with these areas of focus. Once a market need and a profit motive are established, the Company intends to generate distribution relationships that utilize the sales and marketing forces of these companies.

Additionally, where possible, the Company will private label products and provide the distributors a non-exclusive license to market and sell the products bearing their name. In return, the Company will receive a percentage of the revenues derived from the sale of each product.

In this way, not only will the Company be spared the time, expense and learning curve of establishing its own sales force, but it will become a partner of the larger life-science firms rather than the competitor. It would be much more difficult to quickly establish the Company's brand name and generate large revenues on its own.
However, through use of this strategy, the Company's products will be marketed by some of the largest sales organizations in the world. This will result in significant revenues in the shortest period of time. By way of analogy, the Company hopes to emulate Microsoft rather than Apple. Similar to Windows? by Microsoft, the Company believes that these large marketing organizations will be able to quickly establish a significant market share in markets that otherwise would have taken the Company years to enter. For example, reaching the more than 500,000 U.S. physicians in the Point-Of-Care market would be a Herculean task without large corporate partners. However, with these intended corporate partners, the Company's products can be sold to the market in quantity in a relatively short period of time.

The Company has begun to take the necessary steps to execute this strategy with one of its products, QiccStain. This will establish a precedent for future relationships. The Company has identified a few companies with which QiccStain could form a symbiotic relationship and therefore, the Company will propose a joint development and distribution agreement.

Business Development

CTI is involved in acquiring, incubating and developing early stage technologies. The market focus of the company is primarily in the Life Sciences markets reflecting the interests and experiences of the founders. A further feature of the Company's activities will be the acquisition and promotion of technologies developed in the UK and continental Europe, within the North American market.

To date, CalbaTech has reached preliminary agreements to either acquire and incubate, or to provide funds in exchange for equity and an exclusive license as follows:

     - An exclusive license with QICC, Ltd. a manufacturer of slide based diagnostics technology based in Scotland that is developing and manufacturing instruments and consumables for use in diagnostic and immunological research procedures in clinical and research laboratories worldwide. This company has completed development of its first product and has begun sales through a distribution network in the UK.

     - The acquisition is of a novel concept in DNA isolation and extraction conceived by Dr. J. Zoval, an associate inventor with CTI.

These projects form the initial core of CTI's activities and are intended to produce a balanced portfolio of risk and income. In the near term, royalties from sales generated by QICC will offset longer-term development costs of early stage technologies developed by CTI's group of associate inventors, such as Dr. Zoval.

CTI's role will range from support of initial patent and proof of principle costs, to marketing, development and distribution. In most cases, CTI will act as the commercial vehicle, incorporating each of these technologies into a wholly-owned subsidiary and providing all appropriate business services and support.

Acquired Technologies

QICC, Ltd.  Scotland U.K.

CalbaTech has acquired the marketing and distribution rights in North America and Japan for the diagnostics products developed and manufactured by QICC. In order to exploit these rights, CalbaTech will create a separate subsidiary ("Newco") to market and co-develop these technologies in the above markets. In addition, Qicc has agreed to sell to CalbaTech a 20% equity stake in QICC, with an option to increase this stake to 40%.

The role of Newco will be to provide a vehicle for the marketing and distribution of QICC technologies in North America and Japan. CTI has secured the services of a highly experienced individual, Mr. David Killen, as Marketing and Business Development Manager for this purpose. It is expected that QICC products will be well received in these markets and lead to a rapid growth in revenue. It is anticipated that revenue will be sufficient to both further develop the product range and attract the interest of one of the large diagnostic companies.

QICC, Ltd - Company Overview

QICC, Ltd. is based in the Prestwick, Ayrshire Scotland.   QICC has
designed a staining system that significantly speeds up and improves the efficiency of manual Immunocytochemistry (ICC) and also offers
significant improvement in other common lab procedures.   ICC is
known as Immunohistochemistry (IHC) in the US and is a collective term given to a series of diagnostic techniques that use antibodies to fix and stain cells and tissue sections to determine the presence of disease.

This ubiquitous technology is applied routinely in the pathology departments of most all hospitals and associated clinical and
research centers.   The technology platform upon which this is based
is the common microscope slide that has remained relatively unchanged over the last 100 years. What has changed dramatically is the number and variety of diagnostic techniques which microscope slides are able to support. With every major advance in research knowledge, whether in life sciences, chemistry or optics, new slide based targets and techniques are generated. Immuno-histochemistry itself arose from the application of antibody technology to histology and has been significantly boosted by the advent of monoclonal antibodies (new chemistry) and fluoresce techniques (chemistry and optics).

QICC's business opportunity arises from the fact that although the chemistry employed on slides, and the microscopes used to view them, has advanced enormously in the past few decades, the relatively mundane but important processes of handling slides and the processes of staining, washing and fixing have remained relatively unchanged.
It is only in the last decade that significant automation of the process has been introduced and begun to replace the labor-intensive manual process that is essentially the same as that employed by Pasteur.

In the last two years, QICC has developed and proven a simple plastic molded accessory device, which significantly simplifies and streamlines the manual task of staining and washing slides. The technical improvements stem from an ingenious design whereby individual slides are mounted upon a centrally mounted spindle.

In the open position of the device, there is access to each individual slide, greatly simplifying application of reagent solutions to each slide. After reagent application, a simple rotation around the spindle element rearranges the slides in a format that facilitates simple and rapid washing of the slides. Although conceptually very simple, this product has been well received by laboratory technicians because it simplifies two mundane but time-consuming tasks: reagent application and washing in an efficient, compact and cost effective platform.

QICC has developed three product groupings:

1.  The spindle/incubation system as a stand alone unique product -
The QICCstain

2. A series of kits that contain the QICCstain system and all the reagents required to perform various IHC assays - QICC immunostaining kits

3.  An automated system - QICC auto

CTI's strategy is to use the core QICC stain to leverage sales of the kits and grow the business around repeat reagent orders. These products were launched in the UK in October 2002 targeting major IHC labs. The response has been favorable and the Company anticipates that the response will be similar in the US as the basic processes are common worldwide. The brand recognition developed through the QICCstain and QICC immunostaining kits will facilitate the introduction of the automated system.

Markets

The general application for the QICCstain technology is within the clinical laboratory market in the field of Molecular and Cellular Diagnostics. The "QICC Immunostaining kit" specifically targets its
primary target market, the Immunohistochemistry (IHC) market.   The
Qiccstain spindle/incubation chamber also has specific utility in other Cytochemistry applications (e.g. special stains), cytology and other potential ancillary applications in research labs involved in ISH, tissue array analysis, microarray analysis and other genomic and proteomic studies.

The US clinical laboratory business is approximately a $34 billion dollar market. As physicians have grown more confident in the abilities of diagnostic tests to illustrate treatment methodologies, so has the managed care providers recognized the benefits of paying for diagnostic tests now to save on additional tests and treatments later. Cancer testing alone is estimated as a $6 billion market and, with an emphasis on integrated informatics linking genomic and proteomic data to patient samples, diagnostics is becoming more closely linked to targeted treatments and drug development. Once known as the Cinderella labs, the clinical and diagnostic markets are growing and maturing and are now viewed as an attractive investment option to the traditional drug discover market.

A primary market for the QICC technology is anatomical pathology labs where histology, cytology, IHC and "special stains" tests are used by Pathologists and Oncologists to assist in the diagnosis of cancer and other disease states. With the advent of new antibodies and visualization techniques, and the dramatic developments in Proteomics and Genomics, there is also a growing IHC market in Biotechnology/Biopharmaceutical labs and academic research. There is also a niche in veterinary pathology and veterinary research.

To complement microscopic examination and provide a more definitive diagnosis or treatment recommendation, the pathologist may request IHC analysis to detect for presence or over expression of specific proteins, Special Staining (SS) to localize specific tissue types, or In Situ Hybridization (ISH) to detect for genetic changes. QICC immunostaining kits are designed to dramatically improve the efficiency of 10 specific IHC assays. The Qiccstain spindle/incubation chamber is designed as an "open" system and can also be used for other IHC assays, SS procedures and some ISH applications. It also can be used for the antigen retrieval process, which is an important step in IHC to unmask false negatives due to over fixation, and increase the availability of antigenic sites.

The ease of use and simplicity of the QICCstain spindle/incubation chamber significantly increases the efficiency of the above manual processes and when combined with the reagents in the immunostaining kit, dramatically shortens the time to manually process small batches
of slides for IHC analysis.   It has been estimated by QICC that
conventional manual processing of 10 slides involves 336 individual steps, while the same process using the immunostaining kit has 81 steps. By using the QICC kit reproducibility is improved, handling errors are minimized and overall efficiencies are improved.

The IHC Market

It is estimated by Ventana (the market leader in automated IHC) that there are in excess of 30 million slides stained with IHC annually on a world-wide basis. Most of these are processed in hospital pathology labs, although in the US and Japan, some hospital outsource their IHC slides to regional reference labs. Ventana also estimates that in North America, approximately fifty percent of the IHC slides are processed manually. Even labs that have automatic processors
still perform manual IHC on lower throughput assays.   Ventana
estimates that the number of IHC slides processed in the US is growing by 6-8% annually. This is due in part to automation, but also a direct result of:

1. Increasing acceptance of the technology by Pathologists and Oncologists;

2. The increasing incidence of cancer and other disease states as average population ages increase;

3. A renewed focus on antibody technologies and the emergence of new antibodies and stains.

Special Stains Market

Special stains staining is almost entirely manually. This market is slightly smaller but growing rapidly. Special stain slides are rarely sent to reference labs for processing but are processed by the hospital pathology labs.

Other markets

There are several other applications and market areas that require washing and incubation of microscope slides where the unique QICCstain spindle/incubation chamber has utility at some or all steps
in the process.   The cytopathology market is largely automated for
some assays (e.g HPV) but less so for non-routine studies.
Veterinary Pathology labs apply similar techniques to their human counterparts in both clinical and research environments. The clinical market for ISH will grow as genetic data become available.

Finally, the microscope slide continues to be the platform of choice for the development of many new applications as evidenced by DNA, tissue and protein array technologies that are becoming the workhorses for rapidly growing genomic and proteomic markets. With many new applications under development on the microscope slide format, there is utility for the Qiccstain device in the research market where sales could complement those in the clinical market and possibly provide the opportunity for new product formats.

QICC Automated Systems

As a complimentary product to the manual accessory, QICC is also developing an automated system capable of supporting the multi-step process that characterizes preparation staining and washing of tissue sections on slides. CTI has an exclusive license in North America and Japan for this product as well. The rationale behind this product is that the slide processing industry in all its formats is
becoming increasingly automated.   The advantages of automation are
primarily in reducing unit cost per slide and increasing quality of result. Where a reasonable throughput of standard histological staining processes is required, automation is becoming the norm, particularly in the United States where over half the revenue is generated in this field by laboratories using automated systems. These systems provided by such companies such as Dako-Cytomation and Ventana have a high capital cost (approximately $100,000) but generate a high throughput of consumables.

The marketing strategy for this product is to provide a more compact higher performance system to compete in the established pathology laboratories and also in emerging high margin markets such research and screening. QICC already has catalogue of formulated reagents for 10 standard reagents developed for the Immunohistology applications in the pathology laboratories.

This menu of tests shared with the manual system will continue to be expanded and formulations are directly compatible with the automated systems.

It is anticipated that the significantly lower cost, improved ease of use and compact footprint will also be key selling points in the growing high margin research and screening applications. A common feature current in biological research in both academia and industry research fields such as Proteomics, is the continuous competitive pressure to screen more variables. This in turn creates demand for greater automation.

QICC's automated products will meet this emerging demand while the manual system will meet the continued demand for efficiency in low throughput labs and specialist applications. There will always be complex processes that require specialized protocols best met by a bench bases low throughput manual system

Competitor Overview

The target markets for the QICC line of products are highly competitive, however the unique nature of the products defines a specific space in the market where they can compete and be successful.

1. The QICC stain spindle/incubation chamber is a unique product with a versatility that is unmatched. At its price point it primarily competes with traditional "kitchen sink" manual methods using simple plastic and glass containers for general slide staining and washing and has utility across multiple applications areas.

For IHC applications there are several companies providing very expensive automated equipment that tend to be "closed" systems requiring those companies' reagent formulations to be used. Key automation competitors in the US are Ventana, Dakocytomation, Biogenix and Labvision

Ventana, a publicly traded company based in Tucson, AZ, provides automated equipment for IHC, SS and ISH. Ventana offers three instrument systems for IHC. The Techmate 500 system is for batch processing for a single application, the Benchmate is their top of the line model and the Nexes is its predecessor. Variations on the Nexes and Benchmark models can be used for SS and a variation on the Benchmark is marketed to Drug Discovery labs as the Discovery for ISH and IHC as well as some array applications.

Dakocytomation is a privately held Danish company created in July of 2002 from a merger with Dako, a leading supplier of IHC reagents, and Cytomation a Fort Collins, CO based manufacturer of cell sorters and analyzers. Previously sourcing their instrumentation from Labvision, they acquired the Artisan system from Cambridge, MA based Cytologix as their platform for both
IHC and SS.  These acquisitions are seen as steps towards a 2003 IPO.

Biogenix a privately held company based in San Ramon, CA provides the i6000 staining system for IHC, ISH and SS. A closed system they carry a reagent stream used with the product and a series of antibodies.

Labvision based in Fremont, CA is a subsidiary of the publicly traded Apogent Technologies Inc. They market their equipment direct in the US and through distribution elsewhere, and co-market the Neomarkers range of antibodies.

Two companies provide staining stations that compete with some aspects of the QICCstain but do not compete in overall flexibility or at the same price point, Fisher Scientific and
Thermo Shandon.   Fisher Scientific is a major distributor of
lab products and provides the microprobe slide stainer.   Thermo
Shando is part of the Thermo group of companies and supplies the Sequanza immunostaining center.

2.  The QICC Immuno staining kits are unique in providing both the
IHC apparatus and the reagents in a single kit.   There are
several antibody and reagent companies providing various assays with some providing the reagents in a kit format. The most dominant supplier of antibodies and reagents is Dakocytomation.
As an open system, new antibodies can be added to the Immunostaining kits as they are requested.

3. The QICC auto will compete with the various automated suppliers above. It will be an open system and while optimized for use with QICC reagents, it will be suitable for use with the customer's reagents of choice. Many customers resist closed systems and welcome the flexibility of an automation that enables personal choice of reagents.

Market penetration overview

The basic premise behind the QICC Products business model is that, although a mature market, the IHC field is rapidly evolving such that there are opportunities for new entrants which use innovative cost effective improvements in platform technologies to capture and retain routine IHC reagents sales. Moreover, the same platform technologies can also be configured to meet the needs of a series of other slide-based application in the rapidly growing research (genomics, proteomics) and screening (pharmaceuticals, toxicology) markets. These will generate continued growth with additional sales of both platform technologies and reagents. The marketing strategy is to establish the technology in the manual IHC market and then expand in two directions, vertically toward automation, and horizontally into new market segments.

DNA Isolation/Extraction Technology

CalbaTech's second technology is an early stage technology currently at the point of patent filing. Due to intellectual property rights concerns, a full detailed description will not be included herein until such time as the patent application has been filed. The Company does believe, however, that upon further development, this technology has the potential to become a generic technology used in the related areas of DNA isolation, extraction and storage. As with the slide-based technologies, such applications are undergoing rapid growth fueled by increased expatiation of Genomics in both screening and diagnostics applications.

Several large companies such as Qiagen and In-Vitrogen currently dominate this market. Each of these companies markets a constantly evolving range of complementary sample preparation techniques with attendant consumables. The technology acquired by CalbaTech fits this classic consumable mode format. Marketed through one of these companies, novel sample preparation techniques can generate significant licensing revenue for the co-developing company. Licensing of novel sample preparation technologies from smaller academic research labs or feeder companies by these market leaders is common and represents a realistic route to market.

Identification of New Projects

University Technology Transfer Alliances

Most universities are very good at creating and developing intellectual property; however, very few do a good job of generating revenue for the university from their IP. The academic, by nature, is not an entrepreneur, but an intellectual in search of knowledge. CTI's strategy is to act as the entrepreneurial arm for academics/inventors and their sponsoring universities, creating a novel approach to pre-Venture Capital funding of new technologies with select business oriented academic institutions.
CTI will be establishing links between university-developed technologies and commercial organizations. This will be accomplished through close working relationships with universities in which CTI will either act as the technology transfer agent of the university or work through the university's technology transfer office to acquire, license and finance the further development of new university technologies for commercialization by industry. When developed technologies are ready for commercialization, the subsidiary housing them will either be sold to a technology company for an equity stake, spun out as a public company with CTI retaining a small ownership position, or retained as an operating company. Within this structure, companies can rapidly grow their technology assets while universities receive royalties for each transferred technology.

CTI is currently cultivating relationships with two universities located in Southern California and one in the UK. Each has a large, diverse portfolio of developing life-science based technologies. Two of the universities have a technology transfer office in place, one does not. Each university has acknowledged the need to do a better job at generating revenue from technology transfer and has had discussions with, or is in ongoing discussions with CalbaTech.

Non-University Developed Technologies

CTI will also work to identify technologies developed outside of the university system and apply the same model of acquiring and financing the further development of such technologies for sale, spin-out, or retention. To this end, the Company has established a pipeline to certain technologies developed in the UK by making use of relationships forged by Dr. Gordon. As a model CTI will acquire 100% of the target company, with the original owners receiving an equity position in CTI, and with milestones achievement, earn back equity. CTI does not intend to be limited to UK or university derived technologies. It will work diligently to identify technologies developed in it own backyard through use of its own network. During the last five years, the Company's officers and directors have worked within the financial and emerging growth community and have developed potential leads to developing technology companies in need of financing or acquisition. In fact, since the initial conception of CTI, these contacts have begun supplying CTI with several potential acquisition targets.

CTI Derived Technologies

CTI will have access to a number of creative scientists, either on staff or acting as advisors. Each of these individuals has the ability to invent technologies de novo, bring new technologies to CTI through their network, or both. For example, Dr. Gordon is a respected research scientist who invented the core technology that led to the creation of two biomedical technology companies, one of which currently has a private market capitalization exceeding $100 million. In addition to serving as the main principal identifying potential technologies for CTI, and serving as a liaison between CTI and the groups managing technologies acquired by CTI, Dr. Gordon will also work within CTI's laboratory to advance technological concepts created by him. Dr. Gordon's expertise is wide ranging, encompassing both academic research and industry experience in the pharmaceutical and diagnostics industries. He has extensive experience of operating on both sides of the academic industry interface that is the primary focus of CTI's business model.

Similarly, CTI anticipates that other scientists will bring a great depth of experience at the highest levels of academic and commercial research to CalbaTech. CalbaTech will work to raise our profile in two acknowledged hot-spots of life science research where we have excellent contacts, Southern California and Scotland. The intention is to develop such a good reputation amongst researcher and research institutions that a steady stream of technologies come to us. We believe that once the advantages for rapid development funding are combined with liquidity, this will occur. As evidence of the soundness of the general principle, two other companies that are similar in model, though different in application, U-Tek and RCT, have successfully pursued a similar technology identification model and both are publicly traded NASDAQ companies. We believe that this is a relatively underserved market where there is ample room for new entrants offering a route to rapid liquidity and a focus-localized service.

Technology And Product Development Process

The current development strategy of the Company is based upon the definition and completion of certain definite phases. The Company intends to implement a proven program development methodology. The Company will use a definitive product pipeline and a development program designed for use and reuse of common elements of hardware, software and "chemware". Through the use of a phased development program and the employment of its core technologies for multiple applications where applicable, the Company will realize the benefits of cost effectiveness and various synergies that will lead to a more rapid and less costly development cycle.

PATENTS AND PROPRIETARY TECHNOLOGY

It is the Company's intention to vigorously protect its proprietary property through the filing of U.S. and international patent applications, both broad and specific where necessary and reasonable. The Company believes it will attain both strong and broad patent protection for its technologies. The Company intends to protect its inventions in all major countries where significant markets for the Company's product may be created. It is the Company's intention that all its products be protected under various pending patents, patents, copyright and trademarks.

The Company has the policy of disclosing its proprietary information only under a Confidentiality Agreement. This Agreement has a special clause regarding ownership by the Company of all inventions related to, or based in any way upon, the Company's technologies.
The Company will aggressively protect its intellectual property through the protections provided by the Patent Process and continually monitor the intellectual property of others as it relates to the Company.

Employees

As of January 3, 2003, the date of the acquisition by Traffic Technology of CalbaTech, the Company had approximately 3 employees, of which two were considered full-time. The Company does not have any collective bargaining agreements covering any of its employees, has not experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company considers relations with its employees to be good.

ITEM 2. PROPERTIES.

The Company's principal executive and administrative offices are located at 18300 Von Karman, Suite 710, Irvine, California 92612. The current yearly rent for this new facility is expected to be approximately $24,000 per year for a term scheduled to expire in 2006. The Company considers these offices to be adequate and suitable for its current needs, but as the Company expands, it expects to expand its facilities and as such, is looking for larger facilities on an ongoing basis.

ITEM 3. LEGAL PROCEEDINGS.

Other than as set forth below, the Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year 2002, the Company submitted, through a Schedule 14A Proxy, three proposals to its security holders: 1) To increase the authorized common stock of the Company to 99,000,000, 2) To approve a reverse split of 14 for 1 and
3) To approve the acquisition of CalbaTech. All three proposals were approved by approximately Ninety-Seven Percent of the shares outstanding.

In a subsequent event, in March of 2003, through a Schedule 14A Proxy, four proposals were submitted to its shareholders of record:
1) To approve the amendment of the articles of incorporation to increase the amount of authorized common shares to Two Hundred Million (200,000,000); 2) To approve the re-domicile of the Company from Arizona to Nevada; 3) After the Company has been re-domiciled from Arizona to Nevada, to approve the merger of CalbaTech, Inc., a wholly-owned subsidiary of the Company into the Company and rename the company CalbaTech, Inc.; and 4) Approve the amendment of the Articles of Incorporation, thereby creating 25,000,000 shares of Preferred Series A Stock of the Company. All four proposals were approved by approximately Ninety Percent of the shares outstanding and there were no votes against the four proposals. Acting thereon, the Company has filed the necessary documents with the Secretary of State of Nevada, with the transfer agent of the Company and with the NASD. In response thereto, the NASD has informed the Company that the documents are in order and that on April 21, 2003, the Company will begin trading under a new ticker symbol. The NASD has informed the Company that it will provide the new ticker symbol to the Company on April 17, 2003.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

(a) The Company's Common Stock has been and is currently traded on the over-the-counter market and quotations are published on the OTC Bulletin Board under the symbol "TRFT". The Company first began trading in September of 2002 on the OTCBB. Only information from September 2002 and forward is included in the chart below.

(b) Due to the approved merger of the subsidiary (CalbaTech) with the Company, the subsequent name change to CalbaTech and the reverse split of 14-1, the Company has received confirmation that the NASD will provide the Company a new trading symbol, due to be effective for trading on April 21, 2003. At the time of this report, the Company has not been informed as to the new symbol.

The following table sets forth the range of high and low bid prices of the Common Stock for each fiscal quarterly period. Prices reported represent prices between dealers, do not include retail markups, markdowns or commissions and do not represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2002

                                       High      Low

Quarter Ended December 31, 2002         .15      .05
Quarter Ended September 30, 2002        .15      .05
Quarter Ended June 30, 2002             N/a      N/a
Quarter Ended March 31, 2002            N/a      N/a

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2001

                                       High      Low

Quarter Ended December 31, 2001        N/a       N/a
Quarter Ended September 30, 2001       N/a       N/a
Quarter Ended June 30, 2001            N/a       N/a
Quarter Ended March 31, 2001           N/a       N/a

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state.

Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Company's shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets (at least $2 million); or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements of broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's Common Stock and may affect the ability of stockholders to sell their shares.

Holders of Common Equity

As of March 27, 2003, there were approximately 131 shareholders of record of the Company's common stock.

Dividend Information

The Company has not declared or paid cash dividends on its Common Stock or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make cash distributions in the foreseeable future, other than non cash dividends described below. The Company currently intends to retain and invest future earnings, if any, to finance its operations.

Transfer Agent

The Company has designated Transfer Online as its transfer agent for the common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

When used in this Form 10-KSB and in our future filings with the Securities and Exchange Commission, the words or phrases will likely result, management expects, or we expect, will continue, is anticipated, estimated or similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Discontinued Operations

On January 3, 2003, the Company completed an Agreement and Plan of
Exchange ("Agreement") with CalbaTech, Inc. ("CalbaTech"), a development stage company, which commenced operations April 29, 2002. Effective with the Agreement, all previously outstanding common stock and options owned by CalbaTech stockholders were exchanged for an aggregate of 9,706,473 post reverse split shares of Traffic common stock. The value of the stock that was issued was the historical cost of Traffic's net tangible assets, which did not differ materially from their fair value. In accordance with Accounting Principles Opinion No. 16,
Traffic is the acquiring entity.

In connection with the Agreement, the Company's former officers, Directors and significant shareholders agreed to acquire all of the Company's assets in exchange for assumption of substantially for the Company's liabilities.

As a result of the planned disposition of substantially all of the Company's assets and liabilities, the Company's operations are accounted for as discontinued operations, and accordingly, the amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting.

General Overview

The following is a discussion of CabaTech's Plan of Operations. CalbaTech is in the development stage and its efforts have been principally devoted to incubating life science based companies that are developing next generation products and technologies.

Revenues

CalbaTech has generated no operating revenues from operations from its inception. We believe we will begin earning revenues from operations in our second year of actual operation as the Company transitions from a development stage company to that of an active growth and acquisition stage company.

Costs and Expenses

From its inception through December 31, 2002, CalbaTech has incurred losses of $92,803. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services.

Liquidity and Capital Resources

As of December 31, 2002, CalbaTech had a working capital surplus of 32,197. As a result of our operating losses from inception through December 31, 2002, we generated a cash flow deficit of $220,172 from operating activities. We met our cash requirements during this period through the private placement of $1,400 of common stock, $115,000 from the issuance of notes (net repayments and costs), and $130,000 from the issuance of notes payable to Company officers and shareholders.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

By adjusting its operations and development to the level of capitalization , management believes it has sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

The independent auditor's report on the Company's and CabaTech's
December 31, 2002 financial statements included in this Form states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

CalbaTech has issued shares of its common stock from time to time in the past to satisfy certain obligations, and expects in the future to also acquire certain services, satisfy indebtedness and/or make acquisitions utilizing authorized shares of the capital stock of the Company.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) in August and October 2001, respectively.

SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 had no material impact on the Company's consolidated financial statements.

Effective January 1, 2002, the Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements.

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June
15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations.

SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements. In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee

Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

Product Research and Development

The following Twelve Month Plan of Operation should be read in conjunction with the financial statements and accompanying notes included in this Form 10-KSB.

In the year 2003, CalbaTech will focus on incubating life science based companies that are developing next generation products and technologies. Products and/or technologies that fit the CalbaTech model are those that will be capable of generating sales or licensing revenue within two years, and will require less than $1,000,000 to bring a product to market. CalbaTech will continue to focus on acquiring technologies and/or products fitting its model through a stock swap of a small percentage its own shares for 100% of the shares of the company being acquired. This is a pre-curser to licensing and/or selling the products and/or technologies to organizations capable of commercializing them, or in the alternative, maintaining the acquired technologies or products and operating them under CalbaTech.

Upon identification of a technology that CTI believes has good commercial potential, CTI will acquire the company that owns the technology, or in the case of acquisition of a license, form a wholly-owned subsidiary to house the license. Each new company will be held in as a wholly-owned or mostly-owned subsidiary of CTI. The inventors or original owners of the technology will receive shares of CTI and be given incentive to continue to contribute to the development of their technology. Milestones will be created for the inventors/owners. As milestones are reached, the inventors/owners will be granted shares in the subsidiary company. It is the intent of CTI that the inventor/owners contribute to the successful commercialization of their technology and have a big share in the rewards of commercialization. When the technology is ready for commercialization, CTI will have either identified a potential license partner, will spin the subsidiary out as its own publicly traded vehicle, or will retain the subsidiary as an operating company.

In exchange for transferring a technology to CTI, a contributing university will receive a royalty on sales of the resultant product. In regard to the inventor/owners, if the commercialization strategy is a license, the inventor/owners will also share in royalty income. If the subsidiary is sold or spun out, the inventor/owners will, through their achievement of milestones, have valuable shares in the subsidiary with CTI retaining a minority equity ownership position in the subsidiary upon spin out.

In order to implement our business plan and increase revenues, the Company is implementing the following initiatives:

1.) CalbaTech intends to further its portfolio through aggressively seeking collaborations through technology transfer alliances with universities, both in California and Scotland. CalbaTech intends to acquire, license and/or finance the further development of new university technologies to allow such technologies to reach the market place;

2.) CalbaTech intends to aggressively seek to identify and acquire non-university developed technologies, and specifically, provide a proven path for UK technologies to enter into the US marketplace through its established and future collaborative relationships;

3.) CalbaTech intends to develop technological innovations by in-house CalbaTech scientists;

4.) During the next 12 months, the Company will increase its exposure through various industry related trade shows and seminars. Each year, there are several hundred trade shows throughout the United States that pertain to developing technologies related to life-sciences. The Company intends to take advantage of these trade shows to both provide a forum to develop sales for its current products, to develop collaborative partnerships for its current products and to seek other entities or intellectual property that would be advantageous for the Company to acquire.

5.) The Company has identified a life-science based company that has the ability to provide authentication to pharmacological products through the presentation of a particular image that is coded and only known to the user. The Company is currently in discussions to acquire the technology and further develop and market the technology. Based upon the Company's projections, it is estimated that such acquisition could provide the Company with approximately $790,000 in revenue. The Company intends to aggressively further the discussions and potential acquisition of this company in the next twelve months.

6.) The Company has identified a life-science based software company that has the ability to provide certain software products that further enhance many aspects of the life-science industry, from management of through-put data to incorporation of drug discovery data. The Company is currently in discussions to acquire the technology and further develop and market the company and its technology. Based upon the Company's projections, it is estimated that such acquisition could provide the Company with approximately $532,000 in revenue. The Company intends to aggressively further the discussions and potential acquisition of this company in the next twelve months.

7.) The Company is looking for new office and lab space as the Company grows. The space that the Company currently rents is acceptable at this time and this will allow the Company to take its time in seeking the best space available at the best price available in the coming twelve months.

8.) The Company will seek to implement a marketing program with future alliances with Investor Relations (IR) firms, industry experts, media and other key professionals experienced in successfully promoting public corporations.

9.) During the next 12 months, the Company will be continuing to search for additional capital including debt financing, expansion capital, etc. This search for capital may include equity lines of credit, or other traditional forms of financing.

These projected expenditures are dependent upon our generating revenues and obtaining sources of financing in excess of our existing capital resources. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected costs of research and development during the next twelve months.

Acquisition or Disposition of Plant and Equipment

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. We do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months.

Number of Employees

From CalbaTech's inception through the period ended December 31, 2002, we have relied on the services of outside consultants for services and as of December 31, 2002, the Company has two employees that would consider themselves full-time. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do not anticipate our employment base will significantly change during the next 12 months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Forward Looking Statements.

The foregoing Managements Discussion and Analysis of Financial Condition and Results of Operations "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Company's business strategies, continued growth in the Company's markets, projections, and anticipated trends in the Company's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, those risks associated with economic conditions generally and the economy in those areas where the Company has or expects to have assets and operations; competitive and other factors affecting the Company's operations, markets, products and services; those risks associated with the Company's ability to successfully negotiate with certain customers, risks relating to estimated contract costs, estimated losses on uncompleted contracts and estimates regarding the percentage of completion of contracts, associated costs arising out of the Company's activities and the matters discussed in this report; risks relating to changes in interest rates and in the availability, cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic laws, regulations and taxes; risks related to changes in business strategy or development plans; risks associated with future profitability; and other factors discussed elsewhere in this report and in documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-KSB will, in fact, occur. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances and other factors discussed elsewhere in this report and the documents filed or to be filed by the Company with the Securities and Exchange Commission.

Inflation

In the opinion of management, inflation has not had a material effect on the operations of the Company.

Cautionary Factors that may Affect Future Results

We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

Trends, Risks and Uncertainties

The Company has sought to identify what it believes to be the most significant risks to its business as discussed in "Risk Factors" above, but cannot predict whether or not or to what extent any of such risks may be realized nor can there be any assurances that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to the Company's common stock.

Limited operating history; anticipated losses; uncertainly of future results

The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the business model that the Company intends to market and the potential acceptance of the Company's business model. The Company will be incurring costs to develop, introduce and enhance its products, to establish marketing relationships, to acquire and develop products that will complement each other, and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of its products and services. The Company expects that negative cash flow from operations may exist for the next 12 months as it continues to develop and market its products and services. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's shareholders.

Potential fluctuations in quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside the Company's control, including: the demand for the Company's products and services; seasonal trends in demand and pricing of products and services; the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations; the introduction of new services and products by the Company or its competitors; price competition or pricing changes in the industry; political risks and uncertainties involving the world's markets; technical difficulties and general economic conditions. The Company's quarterly results may also be significantly affected by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Due to the foregoing factors, among others, it is possible that the Company's operating results may fall below the expectations of the Company and/or investors in some future quarter.

Management of Growth

The Company expects to experience growth in the number of employees relative to its current levels of employment and the scope of its operations. In particular, the Company may need to hire scientists, as well as sales, marketing and administrative personnel. Additionally, acquisitions could result in an increase in employee headcount and business activity. Such activities could result in increased responsibilities for management. The Company believes that its ability to attract, train, and retain qualified technical, sales, marketing, and management personnel, will be a critical factor to its future success. During strong business cycles, the Company may experience difficulty in filling its needs for qualified personnel.

The Company's future success will be highly dependent upon its ability to successfully manage the expansion of its operations. The Company's ability to manage and support its growth effectively will be substantially dependent on its ability to implement adequate financial and management controls, reporting systems, and other procedures and hire sufficient numbers of financial, accounting, administrative, and management personnel. The Company is in the process of establishing and upgrading its financial accounting and procedures. There can be no assurance that the Company will be able to identify, attract, and retain experienced accounting and financial personnel. The Company's future operating results will depend on the ability of its management and other key employees to implement and improve its systems for operations, financial control, and information management, and to recruit, train, and manage its employee base. There can be no assurance that the Company will be able to achieve or manage any such growth successfully or to implement and maintain adequate financial and management controls and procedures, and any inability to do so would have a material adverse effect on the Company's business, results of operations, and financial condition.

The Company's future success depends upon its ability to address potential market opportunities while managing its expenses to match its ability to finance its operations. This need to manage its expenses will place a significant strain on the Company's management and operational resources. If the Company is unable to manage its expenses effectively, the Company's business, results of operations, and financial condition may be materially adversely affected.

Risks associated with acquisitions

As a major component of its business strategy, the Company expects to acquire assets and businesses relating to or complementary to its operations. Any acquisitions by the Company would involve risks commonly encountered in acquisitions of companies. These risks would include, among other things, the following: the Company could be exposed to unknown liabilities of the acquired companies; the Company could incur acquisition costs and expenses higher than it anticipated; fluctuations in the Company's quarterly and annual operating results could occur due to the costs and expenses of acquiring and integrating new businesses or technologies; the Company could experience difficulties and expenses in assimilating the operations and personnel of the acquired businesses; the Company's ongoing business could be disrupted and its management's time and attention diverted; the Company could be unable to integrate successfully.

Liquidity and Working Capital Risks; Need for Additional Capital to Finance Growth and Capital Requirements

We have had limited working capital and we are relying upon notes (borrowed funds) to operate. We may seek to raise capital from public or private equity or debt sources to provide working capital to meet our general and administrative costs until net revenues make the business self-sustaining. We cannot guarantee that we will be able to raise any such capital on terms acceptable to us or at all. Such financing may be upon terms that are dilutive or potentially dilutive to our stockholders. If alternative sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans in accordance with the extent of available funding.

New Business

We are a new business and you should consider factors which could adversely affect our ability to generate revenues, which include, but are not limited to, maintenance of positive cash flow, which depends on our ability both to raise capital and to obtain additional financing as required, as well as the level of sales revenues.

Potential fluctuations in quarterly operating results -

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including: the demand for our products; seasonal trends in purchasing, the amount and timing of capital expenditures and other costs relating to the development of our products; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to the healthcare industry. Our quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future quarter.

Dependence Upon Management

Our future performance and success are dependant upon the efforts and abilities of our Management. To a very significant degree, we are dependent upon the continued services of James DeOlden, Edward Deese and John Gordon, our founders and Directors. If we lost the services of Mr. DeOlden, Mr. Deese or Dr. John Gordon or other key employees before we could get a qualified replacement, that loss could materially adversely affect our business. We do not maintain key man life insurance on any of our Management.

Lack of Independent Directors

We cannot guarantee that our Board of Directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, who are also principal stockholders and directors, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between the Company and its stockholders generally and the controlling officers, stockholders or directors.

Limitation of Liability and Indemnification of Officers and Directors

Our officers and directors are required to exercise good faith and high integrity in our Management affairs. Our Articles of Incorporation provide, however, that our officers and directors shall have no liability to our shareholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our Articles and By-Laws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, the best interests of the Company, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations. To further implement the permitted indemnification, we have entered into Indemnity Agreements with our officers and directors.

Continued Control by Current Officers and Directors

The present officers and directors own approximately 88.61% of the outstanding shares of Common Stock, and therefore are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of the Company, the appointment of officers, and the determination of officers' salaries. Shareholders have no cumulative voting rights. (See Security Ownership of Certain Beneficial Owners and Management) Audit's Opinion Expresses Doubt About The Company's Ability To Continue As a "Going Concern".

The independent auditor's report issued in connection with the audited financial statements of CalbaTech for the period ended December 31, 2002, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations. If the Company is unable to develop its operations, the Company may have to cease to exist, which would be detrimental to the value of the Company's common stock. The Company can make no assurances that its business operations will develop and provide the Company with significant cash to continue operations.

Delays in the Introduction of Our Products

The Company may be subject to regulation by numerous governmental authorities. Failure to obtain regulatory approvals or delays in obtaining regulatory approvals by the Company, its collaborators or licensees would adversely affect the marketing of products developed by the Company, as well as hinder the Company's ability to generate product revenues. Further, there can be no assurance that the Company, its collaborators or licensees will be able to obtain the
necessary regulatory approvals.   Although the Company does not
anticipate problems satisfying any of the regulations involved, the Company cannot foresee the possibility of new regulations that could adversely affect the business of the Company.

The healthcare industry is a highly regulated industry and is subject to numerous statutes, rules and regulations administered by healthcare commissions or similar regulatory authorities of each jurisdiction. The Company may be required to submit applications relating to their activities or products (including detailed background information concerning controlling persons within their organization) that are then reviewed for approval. The Company may incur significant expense in seeking to obtain licenses for its products and concepts. No assurances can be given that its products will be approved in any particular jurisdiction. The failure to obtain such approval or delay in obtaining such approval in any jurisdiction that the Company seeks to introduce its products or concepts may have a materially adverse effect upon the Company's business.

Dependence on Independent Parties to Produce our Products

The Company may be dependent upon current and future collaborations with and among independent parties to research, develop, test,
manufacture, sell or distribute our products.   The Company intends
to continue to rely on such collaborative arrangements. Some of the risks and uncertainties related to the reliance on such collaborations include, but are not limited to 1) the ability to negotiate acceptable collaborative arrangements, 2) the fact that future or existing collaborative arrangements may not be successful or may not result in products that are marketed or sold, 3) such collaborative relationships may actually act to limit or restrict the Company, 4) collaborative partners are free to pursue alternative technologies or products either on their own or with others, including the Company's competitors, for the diseases targeted by the Company's programs and products and 5) the Company's partners may terminate a collaborative relationship and such termination may require the Company to seek other partners, or expend substantial additional resources to pursue these activities independently. These efforts may not be successful and may interfere with the Company's ability to manage, interact and coordinate its timelines and objectives with its strategic partners.

Government Regulation and Legal Uncertainties

The Company is not currently subject to many direct government regulation, other than the securities laws and the regulations thereunder applicable to all publicly owned companies, the laws and regulations applicable to businesses generally. It is possible that certain laws and regulations may be adopted at the local, state, national and international level that could effect the Company's operations. Changes to such laws could create uncertainty in the marketplace which could reduce demand for the Company's products or increase the cost of doing business as a result of costs of litigation or a variety of other such costs, or could in some other manner have a material adverse effect on the Company's business, financial condition, results of operations and prospects. If any such law or regulation is adopted it could limit the Company's ability to operate and could force the business operations to cease, which would have a significantly negative effect on the shareholder's investment. The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25,000,000 or more. The Company is deemed to be a "small business issuer." The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The Company can make no assurances that any of these agencies will adopt any such policies. Also, an agency could adopt such policy that may have a detrimental effect to the Company's operations and it could have a significantly negative effect on the value of the Company's equity.

Limited Market Due To Penny Stock

The Company's stock differs from many stocks, in that it is a "penny stock." The Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and
15g-7 under the Securities and Exchange Act of 1934, as amended.
Because our securities probably constitute "penny stock" within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. Stockholders should be aware that, according to the Securities and Exchange Commission
Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:
- Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; -
Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; - "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; - Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and - The wholesale dumping of the same securities by promoters and broker- dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses. Furthermore, the "penny stock" designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers.
Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange
Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

Potential Inability of Officers to Devote Sufficient Time to the
Operations of the Business

Although we have two (2) employees who consider themselves full time employees, none have been paid salaries from the inception of the Company. They continue to pursue other sources of income and may not be able to devote sufficient time to the operations of the business.

ITEM 7. FINANCIAL STATEMENTS.

Financial statements as of and for the year ended December 31, 2002, and for the year ended December 31, 2001 are presented in a separate section of this report following Part IV.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 6, 2003, in a Form 8-K filed by the Company, and upon the recommendation of its Board of Directors, the Company dismissed its certifying accountant, Eide Bailly ("EB"). EB 's report on the Company's financial statements for the two fiscal years ended
December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with EB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, during the two fiscal years ended December 31, 2001 and 2000, which, if not resolved to EB's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report, as required by Item 304(a)(3) of Regulation S-B.

The Company engaged Russell Bedford Stefanou Mirchandani LLP (" Russell Bedford Stefanou Mirchandani") as its certifying accountant for the Company's fiscal year ending December 31, 2002. The Company has not consulted Russell Bedford Stefanou Mirchandani previously.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH SECTION
16(A) OF THE EXCHANGE ACT.

Officers and Directors.

The names and respective positions of the directors, executive officers, and key employees of the Company are set forth below; there are no other promoters or control persons of the Company. The directors named below will serve until the next annual meeting of the Company's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs. The directors and executive officers of the Company are not a party to any material pending legal proceedings.

James DeOlden, Esq. - Chief Executive Officer, Director

Mr. DeOlden, B.A. History (1996) from Virginia Commonwealth University, J.D. (1998) from Whittier Law School, is an attorney admitted to the California Bar and practices transactional and securities law in Irvine, California. Mr. DeOlden, in conjunction with being a founder of CalbaTech, is limiting his practice of law to focus on the growth and development of CalbaTech. In his law practice, Mr. DeOlden currently represents or has represented both publicly-traded and private companies, with the focus being on emerging growth companies in various stages of corporate existence or development.

John Gordon, Ph.D. - Executive Vice President, Director

Dr. Gordon, B.Sc. Honors in Cell Biology (1982), Ph.D. Biochemistry
(1989) from the University of Glasgow is an experienced immunologist/biochemist. Dr. Gordon is the pioneer of a biomedical technology based on exploiting Compact Disc technology that is likely to become the main alternative to "laboratory on a chip" technologies used in drug screening and diagnostics. The bio-compact disc enables chemical and biological testing to be performed within modified optical discs, using either a stand-alone instrument that acts as the optical disc reader, or a slightly modified disc drive that plugs into a standard personal computer (PC).

Dr. Gordon's primary role will be to identify promising technologies developed by others. Dr. Gordon has spent the last 20 years in the life-sciences developing and researching technologies.

Edward H. Deese - President, Chief Operating Officer, Director

Mr. Deese, B.S. Economics (1985) from the University of California, Irvine has been involved in entrepreneurial business development for the past 17 years. Most recently, Mr. Deese has served in several interim capacities for publicly traded companies or subsidiaries thereof, including as the Chief Operating Officer of Largo Vista Group, Ltd. and as the President and CEO of Majestic Safe-T-Products, a wholly-owned subsidiary of The Majestic Companies, Ltd. Prior to this, Mr. Deese was a founder, Director, and Chief Financial Officer of Burstein Technologies, Inc., an Irvine, California bio-technology company. During his tenure at Burstein Technologies, Burstein raised over $35 million in private equity funding. Prior to Burstein Technologies, Mr. Deese served in a variety of entrepreneurial ventures, including three companies that went public through IPOs.

David Killen - Director of Marketing and Business Development

Mr. Killen has 13 years of experience in designing, structuring and implementing sales and marketing processes to provide capital equipment, consumables and software to the Life Science/Biotechnology markets. Following his undergraduate and postgraduate training in Molecular Genetics and Molecular Biology at the University of Glasgow in Scotland, Mr. Killen joined International Biotechnologies Inc. in Cambridge England as part of a start-up team that established market presence for IBI in the UK. After relocating to the United States, he spent several years with Kodak Scientific Imaging Systems before joining Schleicher and Schuell (Dassel, Germany) as USA Life Sciences Marketing Manager. Most recently, Mr. Killen worked as Business Manager for Genetix (New Milton England) to develop their operations in the Eastern USA.

Marco Messina - Director

Mr. Messina founded Unilight, Inc. in 1998 as the co-inventor of its technology to prototype and commercialize the Unilight signal and technology. Mr. Messina brings over 25 years of business management experience including international banking, corporate finance, information systems management; new technology development and commercialization (co-invented and developed a hardware and software system for electronic distribution of video games); visiting lecturer and associate professor of business management at undergraduate and MBA programs at Seattle University; fifteen years managing IT consulting practices (Fenix Consulting, Platinum Technology, Computer Associates); executive management (President, National Scientific Corp., a NASDAQ listed company focused on patents acquisitions and development). Mr. Messina holds a BS in Psychology and a MBA from Indiana University Graduate School of Business.

Richard Bourke - Director

Mr. Bourke has over 20 years experience in financial management and services. His management background includes Directorships, Founder and President of several entrepreneurial businesses. He has broad industry experience, including manufacturing, electronics, investment banking and venture capital, and has participated in over $60 million of financings for early stage companies. From 1994 to 1997 he was the EVP and CFO of The Little Gym International, Inc., an international children's services firm. Since 1997 he has been the founder and Chairman of National Integrative Medicine, Inc., an Internet healthcare company. Mr. Bourke's prior experience includes VP of Corporate Finance for Norcross Securities, an NASD broker-dealer in Phoenix, Arizona; President of the Development Corporation of Montana, a geographically targeted risk capital firm; President of Montana Beverages, Ltd.; VP of Air Plastics, Inc. He holds a BA from Northwestern University and an MBA from Columbia University Graduate School of Business.

(b)  Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers and persons holding 10% or more of the Company's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Company's common stock with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the Form 5's with respect to the fiscal year ended December 31, 2002, the Company is unaware that any required reports were not timely filed. The Company is currently conducting an internal audit to ensure that the Company's Officers and/or Directors, as well as persons holding more than 10% of the Company's outstanding common stock, are in Compliance with Section 16(a) of the Securities and Exchange Act of 1934. It is the Company's intention to ensure, where possible, from the date of this filing forward, complete compliance according to this Section.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain information relating to the compensation paid by the Company during the last three fiscal years to the Company's Chief Executive Officer. No other executive officer of the Company received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2002 and prior.

                           Summary Compensation Table



                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                  Other           Restricted
Securities
principal                                 annual            stock     underlying      LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)
options/SARs    payouts compensation
                          ($)     ($)       ($)             ($)           (#)           ($)       ($)
   (a)          (b)       (c)     (d)       (e)             (f)           (g)           (h)       (i)

Marco Messina  2002    $27,000(1)  0         0           $112,125          0            0          0
President(2)   2001    $36,000     0         0               0             0            0          0
               2000       0        0         0               0             0            0          0



(1) As of year-end, 2002, Mr. Messina was no longer an officer of the Company.

(2) In conjunction with the acquisition of CalbaTech, Inc. and the subsequent merger of the subsidiary (CalbaTech, Inc.) and the parent (Traffic Technology), contractual agreements with the current CEO and Secretary, James DeOlden, the current President and Treasurer, Edward Deese and the current Vice-President and CTO, John Gordon continued as contractual obligations of CalbaTech. The terms of the agreements are attached as exhibits to this filing.

Insurance Plans

The Company currently does not provide medical and/or dental plan benefits to any of its employees, but at such time as the Company has the resources necessary to provide such benefits, intends to provide these benefits to its full-time employees.

Other Benefit Plans

Stock Option Plan.

The Company intends to adopt a Stock Option Plan in 2003 and anticipates allocating 10,000,000 shares to this plan. The purpose of this plan will be as follows:

A. Encourage selected employees, directors and consultants to improve operations and increase profits of the Company;

B. Encourage selected employees, directors and consultants to accept or continue employment or association with the Company; and

C. Increase the interest of selected employees, directors and consultants in the Company's welfare through participation in the growth in value of the common stock of the Company..
The Company had not issued any Stock Options pursuant to the Plan included therein to any employees as of December 31, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock. This chart reflects the number of shares that, post-acquisition of CalbaTech, as well as post-reverse split, will have been issued to those shareholders controlling more than five percent, those shareholders that are officers and/or directors, as well as a collective group of all of the above.



                                                OWNERSHIP
                                                      # of Shares of
                       Number of     Approximate       Common Stock       Total number     Approximate
                       Shares of     Percent of       To be Issued        of shares of      Percent of
                        Common       Common Shares    Pursuant to         Common Stock     Common Shares
Name                     Stock          Owned         Agreement                                Owned
Edward H. Deese        1,922,197       27.60          1,313,294             3,235,491          29.66

James DeOlden          1,922,197       27.60          1,313,294             3,235,491          29.66

John F. Gordon         1,922,197       27.60          1,313,294             3,235,491          29.66

Richard Bourke            71,965        1.03             0                     71,965            .65

Marco Messina            333,161        4.78             0                    333,161           3.05

Group: All
Officers/Directors (1)  6,171,717      88.61          3,939,882             10,111,599         92.68

All Shares
Outstanding(2)          6,966,267     100.00                                10,906,149        100.00



1.  This total number encompasses five persons.

2. This includes all Common shares outstanding as if the reverse-split had already taken place.

(1) Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

(2) Other than as footnoted below, none of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations. The amount owned is based on issued common stock, as well as stock options that are currently exercisable.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the past two years, and as not otherwise disclosed of in any other filing, there have not been any transaction that have occurred between the Company and its officers, directors, and five percent or greater shareholders, unless listed below.

A Company officer and shareholder advanced $30,000 to the Company as of December 31, 2002. No formal arrangements or repayment terms exist

As part of the acquisition of CalbaTech, CalbaTech entered into convertible promissory notes with two of the Company's
Directors/shareholders, Marco Messina and Richard Bourke, in the amount of $100,000 as of December 31, 2002. The Promissory Note is under the following terms: $50,000 due on or before March 20, 2003 and $50,000 due on or before June 20, 2003, interest accrues at 18% per annum on past due amounts only.
The March payment has not been made and terms and a period of extension related to this outstanding amount is currently being discussed.

PART IV.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

Index to Financial Statements and Schedules.
                                                                      Page

Audit Report of Independent Certified Public Accountants
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Financial Statements

Reports on Form 8-K.

On Form 8-K filed on November 26, 2002, the Company reported that on November 7, 2002, the Company received a Notice of Default from its secured lender, Patent Technology, LLC. This Notice of Default specifies a 30 day period in which to cure the default. The Company intends to cure the default within 30 days, however, if it is unable to do so the lender may initiate foreclosure proceedings on all the Company's assets on December 7, 2002. The Company also reported that at its Annual
Shareholders Meeting on November 18, 2002, the Company's shareholders approved amendments to the Company's Articles of Incorporation;
1) increasing the number of authorized shares of common stock from 20,000,000 to 99,000,000, and 2) authorizing the issuance of up to 1,000,000 shares of Preferred Stock.

On Form 8-K filed on October 3, 2002, the Company has received clearance by the NASD for its Common Stock to begin trading on the OTC Bulletin Board, under the symbol TRFT. The Company expects that its Common Stock will begin trading on Tuesday, October 8, 2002, subject to market conditions.

ITEM 14.  CONTROLS AND PROCEDURES

The Company has established and maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed by CalbaTech, Inc. in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the date of this annual report, under the supervision and with the participation of CalbaTech's Chief Executive Officer and Chief Financial Officer, CalbaTech carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the date of such evaluation in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in CalbaTech's periodic SEC filings.

There have been no significant changes to the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                                CERTIFICATION

I, James DeOlden, certify that:

1.   I have reviewed this report on Form 10-KSB of CalbaTech, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.

Date:  April 17, 2003

/s/ James DeOlden
James DeOlden, CEO and Secretary


                              CERTIFICATION

I, Edward Deese, certify that:

1.   I have reviewed this report on Form 10-KSB of CalbaTech, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.

Date:  April 17, 2003

/s/ Edward Deese
Edward Deese, President and Treasurer

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CalbaTech, Inc.

Dated: April 17, 2003                           By: /s/ James DeOlden
                                                James DeOlden, CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature                       Title                      Date

/s/ James DeOlden           CEO/Secretary/Director        April 17, 2003
James DeOlden

/s/Edward Deese             President/Treasurer/Director  April 17, 2003
Edward Deese

/s/John Gordon, PhD         Vice-President/CTO/Director   April 17, 2003
John Gordon, PhD

                               Exhibit 99.1

In connection with the Report of CalbaTech, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James DeOlden, CEO, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act, that:

(1) The Report fully complies with Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The Information contained in the Report fairly represents, in all material aspects, the financial condition and result of operations on the Company.


By: /s/  James DeOlden
James DeOlden, CEO

                              Exhibit 99.2

In connection with the Report of CalbaTech, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward Deese, Treasurer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act, that:

(1) The Report fully complies with Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The Information contained in the Report fairly represents, in all material aspects, the financial condition and result of operations on the Company.


By: /s/  Edward Deese
Edward Deese, Treasurer

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         FINANCIAL STATEMENTS AND SCHEDULES

                            DECEMBER 31, 2002 AND 2001

                        FORMING A PART OF ANNUAL REPORT
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

                          TRAFFIC TECHNOLOGY, INC.
                       INDEX TO FINANCIAL STATEMENTS

                                                                      Page
Report of Independent Certified Public Accountants                    F-3
Balance Sheet at December 31, 2002                                    F-4
Statements of Losses for the Years ended December
31, 2002 and 2001                                                     F-5
Statement of Deficiency in Stockholders' Equity
for the For the Two Years Ended December 31, 2002                     F-6
Statements of Cash Flows for the Years ended
December 31, 2002 and 2001                                            F-7
Notes to Financial Statements                                  F-8 - F-17
Report of Independent Certified Public
Accountants for CalbaTech, Inc.                                      F-18
Balance Sheet at December 31, 2002                                   F-19
Statements of Losses for the period April 29,
2002 (date of inception) to December 31, 2002                        F-20
Statement of Deficiency in Stockholder's Equity
for the period ended April 29, 2002 (date of
inception) to December 31, 2002                                      F-21
Statements of Cash Flows for the period April 29,
2002 (date of inception) to December 31, 2002                        F-22
Notes to Financial Statements                                 F-23 - F-31


                  RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                      CERTIFIED PUBLIC ACCOUNTANTS

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
TRAFFIC TECHNOLOGY, INC.
Scottsdale, Arizona


We have audited the balance sheet of TRAFFIC TECHNOLOGY, INC. as of December 31, 2002 and the related statements of losses , deficiency in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of TRAFFIC TECHNOLOGY, INC. for the year ended December 31, 2001 were audited by other auditors whose report thereon dated February 26, 2002 expressed an unqualified opinion.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TRAFFIC TECHNOLOGY, INC. as of December 31, 2002 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. We express no opinion on the cumulative period from inception through December 2001.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note F to the financial statements, the Company has had recurring operating losses since its inception. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note F. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Russell Bedford Stefanou Mirchandani LLP
Certified Public Accountants

New York, New York
April 14, 2003

                           TRAFFIC TECHNOLOGY, INC.
                                BALANCE SHEET
                             DECEMBER 31, 2002

                                   ASSETS

Current Assets                                                $        -


             LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Net Liabilities of Discontinued Operations (Note A)           $  219,377

Deficiency in Stockholders' Equity
Common stock, $0.01 par value, 99,000,000
shares authorized; 97,527,750 shares issued
and outstanding (Note C)                                          975,278
Additional paid in capital                                      1,561,278
Accumulated deficit                                            (2,744,998)
Less: treasury stock, at cost                                     (10,935)
Total Deficiency in Stockholders' Equity                         (219,377)
                                                               $         -
                See accompanying notes to financial statements

                         TRAFFIC TECHNOLOGY, INC.
                           STATEMENTS OF LOSSES

                                                          For the Year Ended
                                                             December 31,
                                                          2002          2001
Loss from continuing operations, before income taxes
and discontinued operations                               $       -  $       -
Income (taxes) benefit                                            -          -
Loss from continuing operations, before discontinued
Operations                                                        -          -
Loss from discontinued operations                          (485,958)  (630,325)
Net Loss                                                   (485,958)  (630,325)

Income (loss) per common share
(basic and assuming dilution (Note E)                         (0.03)     (0.04)
Continuing Operations                                             -          -
Discontinued Operations                                       (0.03)     (0.04)

Weighted average shares outstanding   (Basic and
Diluted)                                                 18,160,072  15,076,721

                 See accompanying notes to financial statements

                            TRAFFIC TECHNOLOGY, INC.
            STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                       Common stock                                             Treasury Stock
                                                                                               Total
                                         Additional                                           Stockholder's
                  Number of                Paid In      Accumulated     Number of                Equity
                    Shares     Amount      Capital         Deficit        Shares     Amount    (Deficit)
Balance at
January 1, 2001   11,636,171   $ 116,362 $ 1,742,231    $(1,628,715)    2,990,550   $ (10,935) $   218,943
Issuance of common
stock for cash       100,000       1,000       9,000              -             -           -       10,000
Issuance of common
stock for services   344,141       3,441      28,659              -             -           -       32,100
Issuance of common
stock for stock
rescission           486,033       4,860      43,743              -             -           -       48,603
Net loss for the
year ended December
31, 2001                   -           -           -       (630,325)            -           -     (630,325)
Balance at December
31, 2001          12,566,345     125,663   1,823,633     (2,259,040)    2,990,550     (10,935)    (320,679)
Issuance of common
stock for cash       350,000       3,500     136,500              -             -           -      140,000
Issuance of common
stock for services 3,879,280      38,793     349,135              -             -           -      387,928
Issuance of common
stock for
acquisition       80,732,280     807,323    (747,990)             -             -           -       59,332
Net loss                   -           -           -       (485,958)            -           -    (485,958)
BALANCES DECEMBER
31, 2002          97,527,750     975,279   1,561,278     (2,744,998)    2,990,550     (10,935)   (219,377)


                   See accompanying notes to financial statements

                             TRAFFIC TECHNOLOGY, INC.
                            STATEMENTS OF CASH FLOWS

                                                          For the Year Ended
                                                              December 31
                                                          2002            2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss for the period from continuing operations       $       -    $      -
Adjustments to reconcile net loss to net
cash used in operating activities
Loss from discontinued operations                         (485,958)   (630,325)
Depreciation and Amortization                              167,248      11,136
Loss on disposal of test equipment                               -       5,325
Loss on disposal of patent                                       -       2,184
Treasury stock settlement                                        -           -
Common stock issued for services                                 -      32,100
Common stock issued - stock rescission                           -      48,603
(Increase) decrease in accounts receivable                  (1,063)     30,437
Decrease(Increase) in inventory                             20,472      (6,420)
Decrease(Increase) in prepaid expense                        2,406      (2,406)
(Increase) decrease in due from employee                         -      13,880
Increase in deposit                                              -           -
(Decrease) Increase in accounts payable                   (110,390)     55,887
(Decrease)Increase in accrued liabilities                  (69,889)    227,768
Net cash used in operating activities                     (477,174)   (214,015)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of(Purchases of) property and equipment                 3,527        (290)
Decrease (Increase) in patents                                   -     (40,033)
Net cash provided by (used in) Investing activities          3,527     (40,323)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
(Decrease)Increase in note payable                        (115,367)    135,000
Sale of common stock, net                                  587,260      10,000
Net cash provided by financing activities                  471,893     145,000

NET (DECREASE)INCREASE IN CASH                              (1,754)   (109,338)
CASH, beginning of year                                      4,257     113,595
CASH, end of year                                            2,503       4,257

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Cash paid for interest                                           -           -
Cash paid for taxes                                              -           -
Stock issuance for acquisition of Patents                        -     110,129

                   See accompanying notes to financial statements

                              TRAFFIC TECHNOLOGY, INC.
                             NOTES TO FINANCIAL STATEMENTS
                              DECEMBER 31, 2002 AND 2001

NOTE A - SUMMARY OF ACCOUNTING POLICIES

Discontinued Operations

Traffic Technology, Inc. (the "Company" or "Traffic"), was formed on May 15, 1998 under the laws of the state of Arizona. On January 3, 2003, the Company completed an Agreement and Plan of Exchange
("Agreement") with CalbaTech, Inc. ("CalbaTech"), a development stage company, which was incorporated on April 29, 2002.

Effective with the Agreement, all previously outstanding common stock and options owned by CalbaTech stockholders was exchanged for an aggregate of 9,706,473 post reverse split shares of Traffic common stock.
The value of the stock that was issued was the historical cost of Traffic's net tangible assets, which did not differ materially from their fair value. In accordance with Accounting Principles Opinion No. 16,
Traffic is the acquiring entity.

In connection with the Agreement, the Company's former officers, Directors and significant shareholders agreed to acquire all of the Company's assets in exchange for assumption of substantially all of the Company's liabilities.

As a result of the planned disposition of substantially all of the Company's assets and liabilities, the Company's operations are accounted for as a discontinued operations, and accordingly, the amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting.

Assets are shown at their expected realizable values and note payable at their face amounts. The 2001 balance sheet has been restated to conform with the current year's presentation.

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior years have been restated. Operating results for the discontinued operations for the year ended December 31, 2002 and 2001 were:

                                   2002        2001

         Revenues                $       -   $       -
         Expenses                  485,658     630,325
         Net (loss)               (485,658)  (630,325)

Business and Basis of Preparation

From its inception through December 31, 2002, the Company was a development stage entity, as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises. The Company was organized to design and market a line of traffic and industrial signal products. From its inception through the date of these financial statements, the Company has recognized approximately $300,000 in revenues and has incurred significant operating expenses. As a result of discontinuing its operations, the Company was no longer considered to be in the development stage.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all highly liquid instruments purchased with and initial maturity of three months or less to be cash equivalents. The Company maintains, at financial institutions, cash and cash equivalents, which, at times exceed federally insured amounts.

Property and Equipment

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Income Taxes

The Company has implemented the provisions on Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). SFAS 109 requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

Net Loss Per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During 2002 and 2001, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $0 at December 31, 2002 and 2001.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note I):

                                                         2002      2001

Net loss, as reported                                $  (485,958)   $ (630,325)
Add: Total stock based employee
compensation expense as reported under
intrinsic value method (APB. No. 25)                           -             -
Deduct: Total stock based employee
compensation expense as reported under
fair value based method (SFAS No. 123)                  (114,267)      (15,416)
Net loss - Pro Forma                                    (600,225)     (645,741)
Basic (and assuming dilution) loss per
share - as reported                                        (0.03)        (0.04)
Basic (and assuming dilution) loss per
share - Pro forma                                          (0.03)        (0.04)

Comprehensive Income

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in any of the periods presented.

Segment Information

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year
(see Note G).

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) in August and October 2001, respectively.

SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 had no material impact on the Company's consolidated financial statements.

Effective January 1, 2002, the Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June
15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations.
SFAS No. 144 superseded Statement of Financial Accounting Standards
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion
No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No.
142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

NOTE B - INCOME TAXES

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. At December 31, 2002, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $ 2,744,000, expiring in the year 2022, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of December 31, 2002 are as follows:

               Non current:
               Net operating loss carryforward      $ 930,000
               Valuation allowance                   (930,000)
               Net deferred tax asset                       -

The realization of these net operating loss carry forwards is dependent upon generating taxable income prior to the related year of expiration. The amount of carry forward that may be utilized in any future tax year may also be subject to certain limitations, including limitations as a result of certain stockholder ownership changes in which may be beyond the control of the Company.

Note C - COMMON STOCK

During the first nine months of 2002, the company issued 1,603,030 shares of common stock in exchange for services rendered. The
Company also issued 2,276,250 shares for the exercise of warrants in exchange for compensation. The Company valued the shares issued at $0.10 per share, which represents the fair value of the services received, which did not differ materially from the value of the stock issued.

In June 2002, the Company issued 250,000 shares to an existing stockholder in exchange for cash of $100,000 and 100,000 shares to a new stockholder in exchange for cash of $40,000.

During the last quarter of the year 2002, the company issued
80,732,280 shares of common stock to directors and officers as part of a change in control, whereby the company acquired CalbaTech, Inc.

During 2001, the company issued 300,001 shares of common stock to eight officers and directors of the company for services rendered to the company by the officers and directors in the amount of approximately $30,000, 34,140 shares in the amount of approximately $1,100 as an investment banking fee, and 10,000 shares to an individual for consulting services in the amount of approximately $1,000. The Company valued the shares issued from $.03 to $.10 per share, which represents the fair value of the services rendered, which did not differ materially from the value of the stock issued. The company also issued 486,033 shares of common stock as part of a stock rescission offer settlement. The company valued the shares at $48,603. The Company issued 100,000 shares of common stock in exchange for $10,000 in cash.

NOTE D - STOCK WARRANTS

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

The Company issued warrants to employees and directors during the years ended December 31, 2002 and 2001. All of the warrants issued were exercisable immediately upon issuance and terminate five years from the date of grant.

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

During the first nine months of 2002, the Company issued warrants for 450,000 shares of its common stock, exercisable at $ 0.10 per share, to an entity, which made a loan to the company.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees at December 31, 2002.



                                 Options Outstanding                         Options Exercisable
                                      Weighted Average          Weighted                       Weighted
                    Number          Remaining Contractual       Average            Number      Average
Exercise Prices   Outstanding          Life Years            Exercise Price     Exercisable  Exercise Price
   $  .01          192,500                 4.50               $  .01             192,500         $  .01
   $  .10          955,750                 4.29               $  .10             955,750         $  .10
   $  .20           60,000                 2.00               $  .20              60,000         $  .20
   $ 1.50            9,000                 2.00               $ 1.50               9,000         $ 1.50
   $ 2.00          250,000                 2.00               $ 2.00             250,000         $ 2.00
   $ 2.50           50,000                 2.00               $ 2.50              50,000         $ 2.50
                 1,517,250                 3.26               $ 0.49           1,517,250         $ 0.49


                                          F-15
Transactions involving stock options issued to employees are summarized as follows:

                                                            Weighted Average
                                          Number of Shares   Price Per Share

Outstanding at December 31, 2000             829,000             $   .86
   Granted                                 1,743,250                0.06
   Exercised                                (100,000)               0.05
   Canceled or expired                      (105,000)               0.15
Outstanding at December 31, 2001           3,377,250                0.39
   Granted                                   766,250                0.08
   Exercised                              (2,276,250)               0.04
   Canceled or expired                      (350,000)               0.10
Outstanding at December 31, 2002           1,517,250                0.49

The weighted-average fair value of stock options granted to employees during the year ended December 31, 2002 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                       2002         2001

Weighted average grant date fair value per share: $ 0.15 $ 0.39 Significant assumptions (weighted-average):
    Risk-free interest rate at grant date                   1.23%          6%
    Expected stock price volatility                           26%          1%
    Expected dividend payout                                   -           -
   Expected option life-years (a)                              5   4.1 to 4.5
     (a)The expected option life is based on contractual expiration dates.

If the Company recognized compensation cost for the stock warrants in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(600,225) and $(0.04) in 2002 and $(645,741) and $(0.05) in 2001.

Note E - LOSS PER SHARE

The following table presents the computation of basic and diluted losses per share:

                                                         2002        2001

Net  loss available to Common stockholders             $ (485,958) $ (630,325)
Basic and diluted earning (loss) per share                  (0.03)      (0.04)
Continuing operations                                           -           -
Discontinued operations                                     (0.03)      (0.04)
Weighted average common shares outstanding             18,160,072  15,076,721

Net loss per share is based upon the weighted average of shares of common stock outstanding.

Note F - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements , the Company has incurred losses of $ 2,744,998 from its inception. In addition, the Company has a deficiency in stockholder's equity of $ 219,377 at December 31, 2002. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations. Management is devoting substantially all of its efforts to establishing its business and there can be no assurance that Company's efforts will be successful. However, the planned principal operations have not fully commenced and no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its efforts to secure additional equity financing.

Note G - SUBSEQUENT EVENTS

On January 3, 2003, the Company completed an Agreement and Plan of Exchange ("Agreement") with CalbaTech, Inc. For accounting purposes, the CalbaTech shall be the surviving entity. The transaction is accounted for using the purchase method of accounting.

                  RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                       CERTIFIED PUBLIC ACCOUNTANTS

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
CalbaTech, Inc.
Irvine, CA

We have audited the accompanying balance sheet of CalbaTech, Inc.
(the "Company"), a development stage company, as of December 31, 2002 and the related statements of losses, deficiency in stockholders' equity, and cash flows for the period April 29, 2002 (date of inception) to December 31, 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We bel eve our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and the results of its operations and its cash flows for the period April 29, 2002 (date of inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note M, the Company is experiencing difficulty in generating sufficient cash flow to meet it obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note M. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Russell Bedford Stefanou Mirchandani LLP
Certified Public Accountants

McLean, Virginia
March 14, 2003

                                  CALBATECH, INC.
                            (DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               DECEMBER 31, 2002

                                     ASSETS

Current Assets:
   Cash                                                      $     26,228
   Deposit (Note B)                                               200,000
     Total current assets                                         226,228

LIABILITIES

Current Liabilities:

   Accounts Payable and Accrued Expenses (Note H)                  64,031
   Note Payable (Note C)                                          100,000
   Shareholder Loan (Note C and G)                                 30,000
     Total current liabilities                                    194,031
   Convertible Notes Payable (Note D)                             115,000
   Commitments and Contingencies (Note K)                               -

DEFICIENCY IN  STOCKHOLDERS' EQUITY: (Note E)
Common Stock, par value, $ .001 per
share; authorized 25,000,000 shares;
9,999,999 shares issued and outstanding
at December 31, 2002                                               10,000
Accumulated deficit                                               (92,803)
     Deficiency in stockholders' equity                           (82,803)
                                                                  226,228

               See accompanying notes to financial statements

                                 CALBATECH, INC.
                            (DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF LOSSES

                                                       For the period from
                                                          April 29, 2002
                                                        (date of inception)
                                                              through
                                                          December 31, 2002

Revenue:
     Sales                                                 $          -

Costs and Expenses:
  General and administrative                                     92,125
    Total Operating Expenses                                     92,125
Loss from Operations                                            (92,125)

Other Expenses:
  Interest (expense) income, net                                   (678)
Loss before Taxes                                               (92,803)
Income (taxes) benefit                                                -
Net Loss                                                        (92,803)
Loss per common share (basic and assuming dilution)               (0.01)
Weighted average common shares outstanding                    9,919,027

              See accompanying notes to financial statements

                                   CALBATECH, INC.
                            (DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD APRIL 29, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2002



                                                                Additional
                                      Common      Stock         Paid-In           Accumulated
                                      Shares      Amount         Capital             Deficit       Total
Common shares issued on May
1, 2002 to founders in
exchange of services
rendered valued at $.001
per share                           8,599,999     $   8,600     $       -          $        -   $    8,600
Common shares issued on May
1, 2002 to founders for
cash at $.001 per share             1,400,000         1,400             -                   -        1,400
Net loss                                    -             -             -             (92,803)     (92,803)
Balance at December 31, 2002        9,999,999        10,000             -             (92,803)     (82,803)



                      See accompanying notes to financial statements

                                      CALBATECH, INC.
                                (DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CASH FLOWS

                                                       For the period from
                                                          April 29, 2002
                                                        (date of inception)
                                                              through
                                                          December 31, 2002

Cash Flows from operating activities:
  Net loss                                                $        (92,803)
     Common stock issued to founders in exchange for
services rendered                                                    8,600
  Change in assets and liabilities:
     Deposit                                                      (200,000)
     Accounts payable and accrued expenses                          64,031
  Net cash used by operating activities                           (220,172)

Cash Flows from investing activities:                                    -
Cash Flows from financing activities:
   Issuance of common stock for cash                                 1,400
   Proceeds for notes payable                                      215,000
   Advances from shareholder                                        30,000
  Net cash provided by financing activities                        246,400

Net increase (decrease) in cash                                     26,228
Cash- beginning of period                                                -
Cash -end of period                                                 26,228

Supplemental Disclosures:
  Interest paid for the period                                           -
  Income taxes paid for the period                                       -
  Common stock issued in exchange of services                        8,600

                  See accompanying notes to financial statements

                                   CALBATECH, INC.
                            (DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

CalbaTech, Inc. (the "Company") was organized on April 29, 2002, under the laws of the State of Nevada. The Company is focused on incubating life science based companies that are developing next generation products and technologies. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS 7"). To date, the Company has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2002, the Company has accumulated losses of $92,803.

Revenue Recognition

The Company will follow a policy of recognizing income as revenue in the period the services are provided.

Use of Estimates

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Foreign Currency Translation

The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Assets and liabilities are translated at current exchange rates, and related revenue and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency translation gains and losses are included in the statement of operations.

Cash Equivalents

For the purpose of the accompanying financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Income Taxes

The Company has adopted Financial Accounting Standards No. 109 ("SFAS 109") which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

Research and Development

Company sponsored research and development costs related to both present and future products will be expended in the period incurred.

Advertising

The Company will follow a policy of charging the costs of advertising to expenses incurred. The Company did not incur any advertising costs during the period from April 29, 2002 (date of inception) to December 31, 2002.

Comprehensive Income

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in any of the periods presented.

Segment Information

The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related
Information ("SFAS 131") in the year ended December 31, 2001.    SFAS
131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance.

Stock Based Compensation

The Company accounts for stock transactions in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees". In
accordance with Statement of Financial Accounting Standards No. 123,
"Accounting for Stock Based Compensation".   The Company has adopted
the proforma disclosure requirements.

Net Loss Per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"), specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Stock options and warrant's have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material. There is no effect on earnings per share information for the year ended December 31, 2001 relating to the adoption of this standard.

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of $92,803 during the period from its inception through December 31, 2002. The Company's total liabilities exceeded its total assets by $82,803 as of December 31, 2002.
Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. As times, such investments may be in excess of the FDIC insurance limit.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) in August and October 2001, respectively.

SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 had no material impact on the Company's consolidated financial statements.

Effective January 1, 2002, the Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

NOTE B - DEPOSIT

On December 12, 2002, the Company entered into an Agreement and Plan of Exchange ("Agreement") whereby Traffic Technology, Inc.
("Traffic") would acquire the Company in exchange for $200,000.  The
Agreement was consummated on January 3, 2003 (see Note L).
Concurrent with entering into the Agreement, the Company deposited with Traffic an aggregate amount of $200,000, comprised of $100,000 in cash and a promissory note payable to significant shareholders of Traffic in the amount of $100,000 (see Note C).

NOTE C - NOTES PAYABLE

Notes payable at December 31, 2002 consists of the following:

                                                                      2002
Note payable, $50,000 due on or before March
20, 2003 and $50,000 due on or before June
20, 2003, accrues interest at 18% per annum
on past due amounts only, issued in
connection with the Agreement (see Note B).                          $ 100,000

Note payable to Company shareholder, accrued
interest at 0% per annum, unsecured (see Note G)                        30,000
                                                                       130,000
Less: current portion                                                 (130,000)
                                                                             -

NOTE D - CONVERTIBLE NOTES PAYABLE

A summary of convertible promissory notes payable at December 31, 2002 is as follows:

                                       2002
Convertible notes payable:
Face amount                         $   115,000
Less: current portion                         -
                                        115,000
Convertible Debentures

In December 2002, the Company entered into convertible promissory notes ("Debentures) with the Company officers, shareholders, and sophisticated investors in the principal amount of $115,000. The Debentures accrue interest at 10% per annum and is payable and due two years from the date of the note with the latest maturity date of December 14, 2004. Noteholders have the option to convert any unpaid note principal together with accrued and unpaid interest into shares of the Company's common stock within thirty days after the effective date a registration statement is filed with the Securities and Exchange Commission ("SEC") at a conversion price equal to fifty percent of the closing price of the Company's common stock on the date of the conversion.

Because the conversion price is unknown and contingent upon a future event as of December 31, 2002, the Company did not record a beneficial conversion feature. Additionally, the Company did not incur any financing costs in connection with the issuance of the convertible debentures.

NOTE E - CAPITAL STOCK

The Company is authorized to issue 25,000,000 shares of common stock, with a par value of $ .001 per share. As of December 31, 2002, the Company has 9,999,999 shares of common stock issued and outstanding.

On May 1, 2002, the Company issued 8,599,999 shares of its common stock to its founders for services rendered. The Company valued the shares issued at $0.001 per share, which represents the fair value of the services received, which did not differ materially from the value of the stock issued.

On May 1, 2002, the Company issued 1,400,000 shares of its common stock to its founders in exchange for $1,400 in cash.

NOTE F - STOCK OPTIONS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees at December 31, 2002.





                                 Options Outstanding                         Options Exercisable
                                      Weighted Average          Weighted                       Weighted
                    Number          Remaining Contractual       Average            Number      Average
Exercise Prices   Outstanding          Life Years            Exercise Price     Exercisable  Exercise Price

   $ .001           300,000             9.92                   $    .001                -     $      .001


Transactions involving stock options issued to employees are summarized as follows:


                                                             Weighted Average
                                         Number of Shares     Price Per Share
Outstanding at December 31, 2001               -                    -
   Granted                                  300,000               .001
   Exercised                                   -                    -
   Canceled or expired                         -                    -
Outstanding at December 31, 2002            300,000              .001

The weighted-average fair value of stock options granted to employees during the year ended December 31, 2002 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                              2002

Weighted average grant date fair value per share:          $        -
Significant assumptions (weighted-average):
    Risk-free interest rate at grant date                        1.64%
    Expected stock price volatility                                 0%
    Expected dividend payout                                        -
   Expected option life-years (a)                                  10
    (a)The expected option life is based on contractual expiration dates.

If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(92,863) and $(0.01) in 2002.

Non-Employee Stock Options

On December 1, 2002, the Company issued 80,000 options to a consultant as incentive to enter into a consulting agreement with the Company for a period of one year. The 80,000 options vest quarterly over a period of three years with an exercise price of $.01 per share and a life of ten years from the date of grant. The estimated value of the options granted to the consultant was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 10 years, a risk free interest rate of 1.64%, a dividend yield of 0% and volatility of 0%. The amount of the expense did not have a material impact on the Company's statement of losses for the period from April 29, 2002 (date of inception) to December 31, 2002.

NOTE G - RELATED PARTY TRANSACTIONS

A Company officer and shareholder advanced $30,000 to the Company as of December 31, 2002. No formal arrangements or repayment terms exist (see Note C).

The Company entered into convertible promissory notes with a Company officer in the amount of $100,000 as of December 31, 2002 (see Note D).

NOTE H - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2002 are as follows:

Accounts payable                  $          29
Accrued salaries                         51,100
Accrued vacation                          8,530
Payroll liabilities                       3,694
Accrued interest                            678
Total                                    64,031

NOTE I - INCOME TAXES

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. At December 31, 2002, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $93,000, expiring in the year 2022, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of December 31, 2002 are as follows:

Non current:
Net operating loss carryforward         $    18,000
Valuation allowance                         (18,000)
Net deferred tax asset                            -

NOTE J - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

                                                 2002
Loss available for common shareholders          $   (92,803)
Basic and fully diluted loss per share                (0.01)
Weighted average common shares outstanding        9,919,027

Net loss per share is based upon the weighted average shares of common stock outstanding.

NOTE K - COMMITMENTS AND CONTINGENCIES

Binding Letter of Intent

In November 2002, the Company entered into a binding Letter of Intent with Qicc, Ltd. ("Qicc") to purchase an exclusive license for a term of five years. The Company is required to pay Qicc $200,000 for the license with an initial payment of $20,000 to be made on January 14, 2003 and nine equal installments of $20,000 on the 14th of each month thereafter until the balance is paid in full. In addition, Qicc is entitled to royalty payments equal to fifteen percent of gross sales.

Employment Agreements

The Company has employment agreements with four key employees.   In
addition to salary and benefit provisions, the agreements include defined commitments should the employees terminate the employment with or without cause.

Asset Purchase Agreement

On November 5, 2002, the Company entered into an asset purchase agreement with a third party to purchase a biomedical technology within thirty days after January 1, 2003. In exchange for the technology, the Company will issue an option to the third party to purchase 50,000 shares of the Company's common stock at an exercise price of $0.001 per share. The option will be immediately exercisable for a period of ten years from the date of grant.

NOTE L - SUBSEQUENT EVENTS

On January 3, 2003, the Company completed an Agreement and Plan of Exchange ("Agreement") with Traffic Technology, Inc. For accounting purposes, the Company shall be the surviving entity. The transaction is accounted for using the purchase method of accounting. The total purchase price and carrying value of net assets acquired of Traffic Technology, Inc. was $200,000, which will be expensed as organization costs in the period the transaction was consummated (see Note B).

NOTE M - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the period
April 29, 2002 (date of inception) through December 31, 2002, the Company has incurred losses of $92,803. In addition, the Company has a deficiency in stockholder's equity of $82,803 at December 31, 2002. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations. Management is devoting substantially all of its efforts to establishing its business and there can be no assurance that Company's efforts will be successful. However, the planned principal operations have not fully commenced and no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its efforts to secure additional equity financing.

                               EXHIBIT INDEX

Exhibit              Description
  No.

2.1       Articles of Incorporation*

2.1.1 Articles of Amendment to Articles of Incorporation, dated September 16, 1998*

2.1.2     Articles of Amendment dated March 20, 2003(filed herein)

2.1.3     Articles of Merger dated March 20, 2003 for redomicile
          (filed herein)

2.1.3.1 Merger Agreement underlying Articles of Merger for redomicile (filed herein)

2.1.4 Articles of Merger dated March 20, 2003 for merger of subsidiary, CalbaTech, Inc., into Parent, Traffic
           Technology, Inc. with name change to CalbaTech, Inc. post merger (filed herein)

2.1.4.1 Merger Agreement underlying Articles of Merger for merger of Subsidiary and Parent and concurrent name change
          (filed herein)

2.2       Bylaws of Traffic Technology, Inc., a Nevada Corporation
          (filed herein)

6.1       Consulting Agreement with Pinnacle West Capital
          Corporation, dated May 30, 2000*

6.2       Distributor Agreement with Layton Solar, dated April 3, 2000*

6.2.1 Amendment to Distributor Agreement with Layton Solar, dated August 24, 2000*

6.3       Distributor Agreement with IMS Industries, dated March 17, 2000*

6.4       Distributor Agreement with Taiwan Signal Technologies
          Co., dated June 30, 2000*

6.5       Distributor Agreements with Artflex, Sinalizacao and
          Viaria Ltd., dated August 7, 2000*

6.6 Distributor Agreement with Supremetech Engineering Co., dated August 15, 2000*

6.7       Consulting Service Agreement for LED Traffic Signal
          Technology Transfer and Licensing with JCI Group, Inc.
          (China), dated January 8, 2001*

6.8       LED Single Lens Traffic Signal Technology Transfer and
          Consulting Service Agreement with JCI Group, Inc. Japan), dated April 25, 2001*

6.9       Form of Distributor Agreement (United States)*

10.1      Employment Agreement for James DeOlden (filed herein)

10.2      Employment Agreement for Edward Deese (filed herein)

10.3      Employment Agreement for John Gordon (filed herein)

10.4      Employment Agreement for David Killen (filed herein)

10.5      Asset Purchase Agreement (Zoval Enterprises) (filed herein)

23.1      Consent of RBSM, LLP (filed herein)

24.1      Power of Attorney (filed herein)

99.1    Certification pursuant of President to 18 U.S.C. Section
        1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.

99.2    Certification pursuant of Treasurer to 18 U.S.C. Section
        1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.

*Documents previously filed with the SEC