Form 10QSB
period 2003-03-31
CALBATECH INC
filed 2003-05-19
CIK 1156293

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH
31, 2003

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                       COMMISSION FILE NUMBER: 000-33039

                                 CALBATECH, INC.
              (Exact name of Company as specified in its charter)

          Nevada                                     86-0932112
(State or jurisdiction of incorporation        (I.R.S. Employer or
               organization)                      Identification No.)

                18300 Von Karman, Suite 710, Irvine, CA       92612
                (Address of principal executive offices)  (Zip Code)

                   Company's telephone number: (949) 809-2126

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: Common
                         Stock, $0.001 Par Value

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No___

     As of May 8, 2003, the Company had 11,415,964 shares of common stock issued and outstanding.

                                  Table of Contents

                                                                       Page
Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets:
March 31, 2003 and December 31, 2002

Condensed Consolidated Statements of Losses:
Three Months Ended March 31,2003 and the period April 29,
2002 (date of inception) to March 31, 2002

Condensed Consolidated Statements of Stockholders' Deficiency:
Three Months Ended March 31, 2003 and the period April 29,
2002 (date of inception) to March 31, 2002

Condensed Consolidated Statements of Cash Flows:
Three Months Ended March 31, 2003 and the period April 29,
2002 (date of inception) to March 31, 2002

Notes to Condensed Consolidated Financial Statements:

Item 2.  Management's Discussion And
         Analysis Of Financial Condition
         And Results Of Operations

Part II - Other Information

Item 1.  Legal Proceedings

Item 2.  Changes In Securities And
         Use Of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission Of Matters To A Vote
         Of Security Holders

Item 5.  Other Information

Item 6.  Exhibits And Reports On Form 8-K

Signature

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited Condensed Consolidated Financial
Statements as of March 31, 2003 and for the period April 29, 2002
(date of inception) to March 31, 2003 have been prepared by
CalbaTech, Inc., a Nevada corporation.   The Condensed Consolidated
Financial Statements for the period April 29, 2002 (date of inception) to December 31, 2002 are audited.

                              CALBATECH, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                             March 31           December 31
                                               2003                2002
                                            (Unaudited)         (Audited)

ASSETS

CURRENT ASSETS:
    Cash                                    $    10,890         $    26,228
    Deposit                                           -             200,000
    Prepaid expense                              40,287                   -
         Total current assets                    51,177             226,228

               LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses        241,206              64,031
   Notes payable                                100,000             100,000
   Shareholder loan                              30,000              30,000
         Total current liabilities              371,206             194,031
    Convertible Notes Payable                   132,000             115,000

DEFICIENCY IN STOCKHOLDERS' EQUITY:
Common stock, par value $ 0.001
per share; 200,000,000 shares
authorized, 6,966,082 shares
issued and outstanding at March 31, 2003         69,661              10,000
Additional paid-in capital                        8,938                   -
Treasury stock, at cost                         (10,935)                  -
Common stock subscription                        39,399                   -
Accumulated deficit                            (559,092)            (92,803)
  Total Deficiency in Stockholders' Equity     (452,029)            (82,803)

                                                 51,177             226,228

See accompanying footnotes to the unaudited condensed consolidated financial statements

                                  CALBATECH, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                     (UNAUDITED)

                                                     Three        Period from
                                                     Months       April 29
                                                     Ended         2002
                                                    March 31,     (date of
                                                                   inception)
                                                                   to March 31
                                                       2003           2003

REVENUES:
    Net sales                                      $        -     $          -

OPERATING EXPENSES:
   Selling, general and administrative                208,623          300,748
   Merger and acquisition costs                       257,666          257,666
   Total Operating Expenses                           466,289          558,414

LOSS FROM OPERATIONS                                 (466,289)        (558,414)
   Interest (expense), net                                  -             (678)
Net (loss) income before income taxes                (466,289)        (559,092)
Income (taxes) benefit                                      -                -

NET (LOSS) INCOME                                    (466,289)        (559,092)
Net loss per common share (basic and assuming
dilution)                                               (0.07)           (0.08)
Weighted average common
shares outstanding                                  6,966,082        6,966,082

See accompanying footnotes to the unaudited condensed consolidated financial statements

                                    CALBATECH, INC. ("CTI")
                                  (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
        FOR THE PERIOD APRIL 29, 2002 (DATE OF INCEPTION) THROUGH MARCH 31, 2003


                                                                                    Common
                                           Add'l              Treasury   Subscrip   Stock    Accumu
                    Common    Stock      Paid-In   Treasury   Stock       tion     Subscrip  lated
                     Shares    Amount     Capital    Shares    Amount     Shares    tion     Deficit  Total
Common
shares of
CTI issued
on May 1,
2002 to
founders in
exchange of
services
rendered
valued at
$.001 per
share              8,599,999 $ 8,600 $      -         -      $    -   $      -            $   -  $    8,600
Common
shares of
CTI issued
on May 1,
2002 to
founders for
cash at
$.001 per
share              1,400,000   1,400       -          -           -          -                -       1,400
Net loss                   -       -       -          -           -          -          (92,803)   (92,803)
Balance of
at December
31, 2002           9,999,999  10,000       -          -           -          -          (92,803)   (82,803)
Balance of
TTI Common
shares prior
to merger
(post March
28, 2003 reverse
split)             1,199,491  11,995  8,938           -           -          -                -     20,933
Issuance of
TTI common
stock to CTI
founders in
connection
with reverse
merger (post
March 28,
2003 reverse
split)             5,766,591  57,666      -           -           -          -                 -   57,666
Issuance of
common stock
subscription
to founders
in
connection
with reverse
merger (post
March 28,
2003 reverse
split)                    -       -       -           -           -   3,939,882  39,399      -     39,399
Assumption
of treasury
stock in
connection
with reverse
merger on
March 28,
2003 (post-
reverse
split)                   -        -       -     213,611   (10,935)           -        -      -   (10,935)
Cancellation
of common
stock in
connection
with reverse
merger on
March 28,
2003           (9,999,999)  (10,000)      -           -         -                            -   (10,000)
Net loss                -         -       -           -         -                      (466,289) (466,289)
Balance at
March 31,
2003            6,966,082    69,661   8,938     213,611  (10,935)   3,939,882  39,399  (559,092) (452,029)


See accompanying footnotes to the unaudited condensed consolidated financial statements

                                     CALBATECH, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)


                                                     Three        Period from
                                                     Months       April 29
                                                     Ended         2002
                                                    March 31,     (date of
                                                                   inception)
                                                                   to March 31
                                                       2003           2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           $  (466,289)   $   (559,092)
Adjustments to reconcile net loss to net cash used
in operating activities:
Common stock issued in connection with reverse
merger net                                              97,063          57,666
Common stock issued to founders                              -           8,600
INCREASE (DECREASE) IN CASH
RESULTING FROM CHANGES IN:
Deposits                                               200,000               -
Prepaid expenses                                        40,287            (890)
Accounts payable and accrued expenses                  177,175         241,206
Net cash provided by (used in) operating activities    (32,338)       (252,510)

CASH FLOWS FROM INVESTING ACTIVITIES:                        -               -

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net                  -           1,400
Advances from shareholder                                    -          30,000
Proceeds from issuance of notes payable                 17,000         232,000
Net cash provided by financing activities               17,000         263,400

Net increase (decrease) in cash and cash
Equivalents                                            (15,338)         10,890
Cash and cash equivalents at beginning of period        26,228               -
Cash and cash equivalents at end of period              10,890          10,890

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for interest                    -               -
   Cash paid during the year for income taxes                -               -
   Common stock issued in exchange for Services              -           8,600
   Common stock issued in connection with
    reverse merger net                                  97,063          57,666
Acquisition :
    Assets acquired                                    211,997         211,997
     Liabilities assumed                                     -               -
    Common stock issued                                (11,997)        (11,997)
    Notes payable                                     (100,000)       (100,000)
    Net cash paid for acquisition                      100,000         100,000

See accompanying footnotes to the unaudited condensed consolidated financial statements

                                   CALBATECH, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   MARCH 31, 2003
                                     (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited financial statements should be read in conjunction with the December 31, 2002 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 8-K, as amended.

Basis of Presentation

CalbaTech, Inc. (formerly, Traffic Technology, Inc.) (the "Company") was organized on April 29, 2002, under the laws of the State of Nevada. The Company is focused on incubating life science based companies that are developing next generation products and technologies. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS 7"). To date, the Company has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2003, the Company has accumulated losses of $559,092, which includes acquisition expenses of $257,666.

The consolidated financial statements include the accounts of the Registrant, and that of Traffic Technology, Inc. with whom the Registrant merged. All significant inter-company transactions and balances have been eliminated in consolidation.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the quarter ended March 31, 2003. The Company has no awards of stock-based employee compensation outstanding at March 31, 2003.

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN No. 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No. 5, 57, and
107 and rescission of FASB   Interpretation   No.  34, was issued.
FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of the provisions of FIN No. 45 did not have a material impact on the Company's results of operations, financial position or cash flows.

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

NOTE B - MERGER WITH TRAFFIC TECHNOLOGY, INC.

On January 3, 2003, the Company completed an Agreement and Plan of Exchange ("Agreement") with Traffic Technology, Inc. ("Traffic"). As a result of the acquisition, there was a change in control of the public entity, and Traffic Technology, Inc. changed its name to CalbaTech, Inc. For accounting purposes, the Company shall be the surviving entity. The transaction is accounted for using the purchase method of accounting. The total purchase price and carrying value of net assets acquired of Traffic was $200,000 of which $100,000 was paid in cash and $100,000 was paid in notes payable. The results of operations of Traffic subsequent to the Agreement are included in the Company's consolidated statement of losses.

Effective with the Agreement, all previously outstanding common stock, preferred stock, options and warrants owned by the Company's stockholders were exchanged for an aggregate of 5,766,591 shares of Traffic's common stock and a common stock subscription of 3,939,882 shares. The value of the stock that was issued was the historical cost of Traffic's net tangible assets, which did not differ materially from their fair value. The value of the 1,199,491 shares of common stock that were retained by Traffic's stockholders was based on the par value of $.001 per share of Traffic's common stock. In accordance with Accounting Principles Opinion No. 16, CalbaTech is the acquiring entity. In accordance with Statement of Position 98-5, the Company has expensed the $200,000 in the current period as organization costs. The Company recorded $39,399 as prepaid expense for the common stock subscription.

The total consideration paid was $200,000 and the significant components of the transaction are as follows:

Common stock retained by Traffic shareholders                  $     11,997
Excess of assets acquired over liabilities assumed                 (211,997)
Total consideration paid                                           (200,000)

The excess consideration paid has been accounted for as additional paid in capital.

NOTE C - CONVERTIBLE NOTES PAYABLE

A summary of convertible promissory notes payable at March 31, 2003 is as follows:

Convertible notes payable:

Face amount                 $     132,000
Less: current portion                   -
                                  132,000

Convertible Debentures

In December 2002, the Company entered into convertible promissory notes ("Debentures) with the Company officers, shareholders, and sophisticated investors in the principal amount of $115,000. In January 2003, the Company entered into Debentures with sophisticated
investors in the principal amount of $7,000.   In February 2003, the
Company entered into Debentures with a sophisticated investor in the principal amount of $10,000. The Debentures accrue interest at 10% per annum and is payable and due two years from the date of the note with the latest maturity date of December 14, 2004. Noteholders have the option to convert any unpaid note principal together with accrued and unpaid interest into shares of the Company's common stock within thirty days after the effective date a registration statement is filed with the Securities and Exchange Commission ("SEC") at a conversion price equal to fifty percent of the closing price of the Company's common stock on the date of the conversion.

Because the conversion price is unknown and contingent upon a future event as of March 31, 2003, the Company did not record a beneficial conversion feature. Additionally, the Company did not incur any financing costs in connection with the issuance of the convertible debentures.

NOTE D - CAPITAL STOCK

The Company is authorized to issue 200,000,000 shares of common stock, with a par value of $0.001 per share. As of March 31, 2003, the Company has 6,966,082 shares of common stock issued and outstanding. On April 21, 2003, the Company effected a "fourteen-for-one" reverse stock split of its outstanding shares of common stock. The authorized shares remain unchanged. All references in the unaudited condensed consolidated financial statements and notes to unaudited condensed consolidated financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split.

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

On March 28, 2003, effective with the Company's Merger with Traffic Technology, Inc. ("Traffic") (see Note B), all previously outstanding common stock, preferred stock, options and warrants owned by the Company's stockholders were exchanged for an aggregate of 5,766,591 shares of the Traffic's common stock. The value of the stock that was issued was the historical cost of Traffic's net tangible assets, which did not differ materially from their fair value. The value of the 1,199,491 shares of common stock that were retained by Traffic Technology, Inc. stockholders was based on the par value of $0.001 per share of the Traffic's common stock (see Note B). The Company also issued a common stock subscription for 3,939,882 shares of common stock in connection with the merger (see Note B).

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

When used in this Form 10-QSB and in our future filings with the Securities and Exchange Commission, the words or phrases will likely result, management expects, or we expect, will continue, is anticipated, estimated or similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Discontinued Operations

On January 3, 2003, the Company completed an Agreement and Plan of Exchange ("Agreement") with CalbaTech, Inc. ("CalbaTech"), a development stage company, which commenced operations April 29, 2002. Effective with the Agreement, all previously outstanding common stock and options owned by CalbaTech stockholders were exchanged for an aggregate of 9,706,473 shares of Traffic common stock of which 5,766,591 were issued at the consummation of the exchange, and the balance of 3,939,882 shares were issued subsequent to the end of this reporting period. The value of the stock that was issued was the historical cost of Traffic's net tangible assets, which did not differ materially from their fair value. In accordance with Accounting Principles Opinion No. 16, Traffic is the acquiring entity.

In connection with Agreement, an entity controlled by the Company's former officers, Directors and significant shareholders agreed to acquire all of the Company's assets in exchange for assumption of substantially for the Company's liabilities.

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

Costs and Expenses

From its inception through March 31, 2003, CalbaTech has incurred losses of $559,092, which includes acquisition expenses of $257,666. The expenses not related to acquisition expenses were associated principally with equity-based compensation to employees and consultants, development costs and professional services.

Liquidity and Capital Resources

As of March 31, 2003, CalbaTech had cash on hand and prepaid expenses totaling $51,177. As a result of our operating losses from inception for the three months ended March 31, 2003, we generated a cash flow deficit of $32,338 from operating activities. We met our cash requirements during this period through the private placement of a convertible debenture of $17,000.

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

The independent auditors report on the Company's and CabaTech's
December 31, 2002 financial statements included in this Form states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

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

Product Research and Development

The following Twelve Month Plan of Operation should be read in conjunction with the financial statements and accompanying notes included in this Form 10-QSB.

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

Number of Employees

From CalbaTech's inception through the period ended March 31, 2003, we have relied on the services of outside consultants for services and as of March 31, 2003, the Company has two employees that would consider themselves full-time. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do not anticipate our employment base will significantly change during the next 12 months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Forward Looking Statements.

The foregoing Managements Discussion and Analysis of Financial Condition and Results of Operations "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Company's business strategies, continued growth in the Company's markets, projections, and anticipated trends in the Company's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, those risks associated with economic conditions generally and the economy in those areas where the Company has or expects to have assets and operations; competitive and other factors affecting the Company's operations, markets, products and services; those risks associated with the Company's ability to successfully negotiate with certain customers, risks relating to estimated contract costs, estimated losses on uncompleted contracts and estimates regarding the percentage of completion of contracts, associated costs arising out of the Company's activities and the matters discussed in this report; risks relating to changes in interest rates and in the availability, cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic laws, regulations and taxes; risks related to changes in business strategy or development plans; risks associated with future profitability; and other factors discussed elsewhere in this report and in documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-QSB will, in fact, occur. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances and other factors discussed elsewhere in this report and the documents filed or to be filed by the Company with the Securities and Exchange Commission.

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

Trends, Risks and Uncertainties

The Company has sought to identify what it believes to be the most significant risks to its business as discussed in "Risk Factors" above, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurances that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to the Company's stock.

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

Continued Control by Current Officers and Directors

The present officers and directors own approximately 89% of the outstanding shares of Common Stock, and therefore are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of the Company, the appointment of officers, and the determination of officers' salaries. Shareholders have no cumulative voting rights.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company's management including the Chief Executive Officer, President and Chief Financial Officer, have evaluated, within 90 days prior to the filing of this quarterly report, the effectiveness of the design, maintenance and operation of the Company's disclosure controls and procedures. Management determined that the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is accurate and is recorded, processed , summarized and reported within the time periods specified in the Commission's rules and regulations.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision making can be fully faulty and that breakdowns in internal control can occur because of human failures such as errors or mistakes or intentional circumvention of the established process.

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

Other than as set forth below, the Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

The Company is subject to other legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

The Registrant had no sales of unregistered securities during the three-month period ending March 31, 2003.

Use of Proceeds.

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three-month period ending March 31, 2003 other than as disclosed herein. In March of 2003, through a Schedule 14A Proxy, four proposals were submitted to its shareholders of record: 1) To approve the amendment of the articles of incorporation to increase the amount of authorized common shares to Two Hundred Million (200,000,000); 2) To approve the re-domicile of the Company from Arizona to Nevada; 3) After the Company has been re-domiciled from Arizona to Nevada, to approve the merger of CalbaTech, Inc., a wholly-owned subsidiary of the Company into the Company and rename the company CalbaTech, Inc.; and 4) Approve the amendment of the Articles of Incorporation, thereby creating 25,000,000 shares of Preferred Series A Stock of the Company. All four proposals were approved by approximately Ninety Percent of the shares outstanding and there were no votes against the four proposals.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K. No reports on Form 8-K were filed during the three-month period covered in this Form 10-QSB other than disclosed below.

On January 17, 2003, it was disclosed that CalbaTech was acquired through a stock for stock tax-free exchange as a wholly-owned subsidiary by agreeing to issue a total of, post-reverse, Nine Million, Seven Hundred and Six Thousand, Four Hundred and Seventy-Three (9,706,473) shares. On or about March 19, an amendment to the Form 8-K that was filed in January was filed wherein the financials pursuant to the acquisition of CalbaTech were included.

On February 6, 2003, in a Form 8-K filed by the Company, and upon the recommendation of its Board of Directors, the Company dismissed its certifying accountant, Eide Bailly ("EB"). EB 's report on the Company's financial statements for of the two fiscal years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with EB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, during the two fiscal years ended December 31, 2001, which, if not resolved to EB's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report, as required by Item 304(a)(3) of Regulation S-B.

(b) Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index.

                                EXHIBIT INDEX

Exhibit No.     Description

2.1         Articles of Incorporation*

2.1.1 Articles of Amendment to Articles of Incorporation, dated September 16, 1998*

2.1.2       Articles of Amendment dated March 20, 2003 *

2.1.3       Articles of Merger dated March 20, 2003 for redomicile *

2.1.3.1     Merger Agreement underlying Articles of Merger for redomicile *

2.1.4 Articles of Merger dated March 20, 2003 for merger of subsidiary, CalbaTech, Inc., into Parent, Traffic
            Technology, Inc. with name change to CalbaTech, Inc. post merger *

2.1.4.1 Merger Agreement underlying Articles of Merger for merger of Subsidiary and Parent and concurrent name change *

2.2         Bylaws of Traffic Technology, Inc., a Nevada Corporation *

6.1         Consulting Agreement with Pinnacle West Capital
            Corporation, dated May 30, 2000 *

6.2         Distributor Agreement with Layton Solar, dated April 3, 2000 *

6.2.1 Amendment to Distributor Agreement with Layton Solar, dated August 24, 2000 *

6.3         Distributor Agreement with IMS Industries, dated March
            17, 2000 *

6.4         Distributor Agreement with Taiwan Signal Technologies
            Co., dated June 30, 2000 *

6.5         Distributor Agreements with Artflex, Sinalizacao and
            Viaria Ltd., dated August 7, 2000 *

6.6 Distributor Agreement with Supremetech Engineering Co., dated August 15, 2000 *

6.7         Consulting Service Agreement for LED Traffic Signal
            Technology Transfer and Licensing with JCI Group, Inc. (China), dated January 8, 2001 *

6.8        LED Single Lens Traffic Signal Technology Transfer and
           Consulting Service Agreement with JCI Group, Inc. Japan), dated April 25, 2001 *

6.9        Form of Distributor Agreement (United States) *

10.1       Employment Agreement for James DeOlden *

10.2       Employment Agreement for Edward Deese *

10.3       Employment Agreement for John Gordon *

10.4       Employment Agreement for David Killen *

10.5       Asset Purchase Agreement (Zoval Enterprises) *

99.1 Certification pursuant of CEO to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.

99.2 Certification pursuant of CFO to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.

*Documents previously filed with the SEC

                                     CERTIFICATIONS

I, James DeOlden, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CalbaTech, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003

/s/ James DeOlden
James DeOlden, CEO

                                    CERTIFICATIONS

I, Edward Deese, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CalbaTech, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2002

/s/ Edward Deese
Edward Deese, CFO

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CalbaTech, Inc.

Dated: May 14, 2002                    By: /s/ James DeOlden
                                       James DeOlden, CEO