Form 10QSB
period 2003-06-30
CALBATECH INC
filed 2003-08-20
CIK 1156293

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE
30, 2003

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

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No___

     As of August 1, 2003, the Company had 11,543,464 shares of common stock issued and outstanding.

                                 Table of Contents

                                                                         Page

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets:
June 30, 2003 and December 31, 2002

Condensed Consolidated Statements of Losses:
Three Months and Six Months Ended June 30, 2003 and the period April 29, 2002 (date of inception) to June 30, 2003

Condensed Consolidated Statements of Stockholders' Deficiency:
Three Months and Six Months Ended June 30, 2003 and the period April 29, 2002 (date of inception) to June 30, 2003

Condensed Consolidated Statements of Cash Flows:
Three Months and Six Months Ended June 30, 2003 and the period April 29, 2002 (date of inception) to June 30, 2003

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission Of Matters To A Vote Of Security Holders

Item 5.  Other Information

Item 6.  Exhibits And Reports On Form 8-K

Signature

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              CALBATECH, INC.
                        (A Development Stage Company)
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    June 30,       December 31,
                                                      2003            2002
                                                   (UNAUDITED)      (AUDITED)

ASSETS

Current Assets:
     Cash and equivalents                          $     77,252    $    26,228
      Deposits                                                -        200,000
      Due from related parties                            8,000              -
       Prepaid expenses                                     888              -
           Total current assets                          86,140        226,228

Total Assets                                             86,140        226,228

                  LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities                421,559         64,031
Notes payable                                            75,000        100,000
Shareholder loan                                              -         30,000
        Total current liabilities                       496,559        194,031

Convertible note payable                                294,500        115,000

DEFICIENCY IN STOCKHOLDERS' EQUITY
Common Stock, $.001 par value per
share, 200,000,000 shares
authorized, 11,543,464 and
9,999,999 shares issued and
outstanding at June 30, 2003 and
December  31, 2002 respectively.                         11,543         10,000
Additional paid in capital                              384,088              -
Treasury Stock, at cost                                 (10,935)             -
Deficit accumulated during development stage         (1,089,615)       (92,803)
       Deficiency in stockholder's equity              (704,919)       (82,803)

                                                         86,140        226,228
                                               F-3

                                     CALBATECH, INC.
                               (A Development Stage Company)
                      CONDENSED CONSOLIDATED STATEMENT OF LOSSES
                                     ( UNAUDITED )

                                                                            For the
                                              For three      For six      period April
                                                months        months      29, 2003 (date
                                              ended June     ended June   of inception) to
                                              30, 2003       30, 2003       June 30, 2003

Revenues:                                              -              -                  -

Costs and expenses:
   General and administrative                    627,412        728,943            821,068
   Merger and acquisition expenses                     -        257,666            257,666
    Total costs and expenses                     627,412        986,609          1,078,734

Net loss from operations                        (627,412)      (986,609)        (1,078,734)

Miscellaneous Income
Interest (expenses)                              (10,203)       (10,203)           (10,881)

Net loss before income taxes                    (637,615)      (996,812)        (1,089,615)
Income taxes                                           -              -                  -
Net Loss                                        (637,615)      (996,812)        (1,089,615)

Loss per common share (basic and assuming
dilution)                                          (0.07)         (0.14)             (0.14)

Weighted average shares outstanding            9,720,927      6,966,082          7,605,600

                                                       F-4
                                 CALBATECH, INC.
                            (A Development Stage Company)
            CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
      For the period April 29, 2002 (Date of Inception) through June 30, 2003


                    Common    Common    Add'l     Treasury  Treasury  Subscrip  Subscrip  Accum    Total
                    Stock     Stock     Paid in   Shares    Shares    tion      tion      ulated
                              Amount    Capital             Amount    Shares    Shares    deficit
                                                                                Amount
Common shares
of CTI issued
May 1, 2002
to founders
in exchange
of services
rendered
valued at $
0.001 per
share            8,599,999   $  8,600  $     -         -   $     -         -    $      -  $    -  $   8,600
Common shares
of CTI issued
May 1, 2002
to founders
in exchange
for cash at
$0.001 per
share            1,400,000      1,400        -         -        -          -           -       -      1,400
Net loss                 -          -        -         -        -          -           - (92,803)    92,803
Balance at
December 31,
2002             9,999,999     10,000        -         -        -          -           - (92,803)  (82,803)
Balance of
TTI common
shares prior
to merger
(post March
28, 2003
reverse split)  1,199,491       1,199        -         -        -          -          -       -       1,199
Issuance of
TTI common
stock to CTI
founders in
connection
with reverse
merger (post
March 28,
2003 reverse
split )         5,766,591       5,766       -          -        -          -         -        -     5,767
Issuance of
common stock
subscription
to founders
in connection
with reverse
merger ( post
March 28,
2003 reverse
split )                 -           -       -          -        -   3,939,882   3,940       -       3,940
Assumption of
treasury
stock in
connection
with reverse
merger on
March 28,
2003 (post
reverse split)         -           -       -    213,611   (10,935)         -        -        -    (10,935)
Cancellation
of common
stock in
connection
with reverse
merger on
March 28,
2003         (9,999,999)    (10,000)       -         -          -         -         -       -     (10,000)
Common stock
issued on May
2,2003 for
acquisition
at $ 0.001
per share     3,939,882       3,940        -                           (3,939,882)(3,940)
Common stock
issued on May
2, 2003 for
services
tendered at
$0.59 per
share          510,000         510   300,390                                                      300,900
Common stock
issued on May
13,2003 for
services
rendered at
$1.02 per
share           20,000         20     20,380                                                       10,400
Common stock
issued on
June 25,2003
for services
rendered at
$0.59 per
share         107,500        107     63,318                                                        63,425
Net Loss for
the six
months ended
June 30, 2003       -          -           -        -           -           -        - (1,073,022)
Balance at of
June 30, 2003  11,543,464  11,543  384,088    213,611    (10,935)           -        - (1,089,615)(704,919)

                             CALBATECH, INC.
                       (A Development Stage Company)
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For six months           For the period
                                                               ended                April  29, 2002
                                                           June 30, 2003           (Date of Inception)
                                                                                         through
                                                                                      June 30, 2003
Cash flows from operating activities
Net Loss                                                   $  (996,812)            $ (1,089,615)

Adjustments to reconcile Net
loss to Net cash used in
Operating activities :
Common stock issued in
connection with reverse merger, net                            (10,029)                   (10,029)
Common stock issued in
connection with services rendered                              384,725                   393,325
Changes in assets and liabilities
Deposits                                                       200,000                         -
Related party loan                                              (8,000)                   (8,000)
Prepaid expenses                                                  (888)                     (888)
Accounts payable                                               357,528                   421,559
Net cash used in  operating activities                         (73,476))                 (293,648)

Cash Provided by Financing Activities
Proceeds from issuance of common stock, net                          -                     1,400
Advances from (to) shareholder                                 (30,000)                        -
Re-payment of notes payable                                    (25,000)                        -
Proceeds from issuance of notes payable                        179,500                   369,500
Net cash provided in financing activities                      124,500                   370,900
 Increase in cash and cash equivalents                          51,024                    77,252
Cash and cash equivalents, beginning of year / period           26,228                         -
Cash and cash equivalents, end of the year / period             77,252                    77,252

Supplemental Information:
Cash paid during the period for interest                             -                     3,000
Cash paid during the period for taxes                                -                         -

Non cash disclosures :
Common stock issued for services                               124,750                   133,350
Common stock issued in connection with reverse merger, net      97,063                    97,063
Acquisition :
Assets acquired                                                211,997                   211,997
Liabilities assumed                                                  -                         -
Common stock issued                                            (11,997)                  (11,997)
Note payable                                                  (100,000)                 (100,000)
Cash acquisition cost                                         (100,000)                 (100,000)

                                                 F-7

See accompanying notes to the unaudited condensed consolidated financial information

                                  CALBATECH, INC.
                        ( A DEVELOPMENT STAGE COMPANY )
                         NOTES TO FINANCIAL STATEMENTS
                                ( UNAUDITED )

NOTE -SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six months period ended June 30, 2003, are not necessarily indicative of the results that may expected for the year ending December 31, 2003. The unaudited condensed financial statements should be read in conjunction with the December 31, 2002 financial statements and footnotes thereto included in the Company's SEC Form 8-K, as amended.

Business and Basis of Presentation

Calbatech, Inc. ( Formerly, Traffic Technology Inc. ) ("Company") was organized on April 29, 2002 under the laws of the state of Nevada. The Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and is focused on incubating life science based companies that are developing next generation products and technologies. From its inception through the date of these financial statements the Company has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2003, the Company has accumulated losses of $1,089,615 which includes acquisition expenses of $257,666.

The consolidated financial statements include the accounts of the Registrant, and that of Traffic Technology, Inc. with whom the Registrant merged. All significant inter-company transactions and balances have been eliminated in consolidation.

Reclassification

Certain prior period amounts have been reclassified for comparative purposes.

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

NOTE C - CONVERTIBLE NOTES PAYABLE

A summary of convertible promissory notes payable at June 30, 2003 is as follows:

Convertible notes payable:
Face amount                                $        294,500
Less: current portion                                     -
                                           $        294,500

Convertible Debentures

During the three months ended December 31, 2002, the Company entered into convertible promissory notes ("Debentures) with the Company officers, shareholders, and sophisticated investors in the principal amount of $122,000.  During the three months ended March 31, 2003, the Company entered into Debentures with a sophisticated investor in
the principal amount of $10,000.   During the three months ended June
30, 2003, the Company entered into Debentures with sophisticated investors in the principal amount of $132,500 and transferred $30,000 owed to a Company officer into a Debenture. The Debentures accrue interest at 10% per annum and is payable and due two years from the date of the note with the latest maturity date of December 14, 2004.
Note holders have the option to convert any unpaid note principal together with accrued and unpaid interest into shares of the Company's common stock within thirty days after the effective date a registration statement is filed with the Securities and Exchange
Commission ("SEC") at a conversion price equal to fifty percent of the closing price of the Company's common stock on the date of the conversion.

Because the conversion price is unknown and contingent upon a future event as of June 30, 2003, the Company did not record a beneficial conversion feature. Additionally, the Company did not incur any financing costs in connection with the issuance of the convertible debentures.

NOTE D - CAPITAL STOCK

The Company is authorized to issue 200,000,000 shares of common stock, with a par value of $0.001 per share. As of June 30, 2003, the Company has 11,543,464 shares of common stock issued and outstanding. On April 21, 2003, the Company effected a "fourteen-for-one" reverse stock split of its outstanding shares of common stock. The authorized shares remain unchanged. All references in the unaudited condensed consolidated financial statements and notes to unaudited condensed consolidated financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split.

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

On May 2, 2003, the Company issued 3,939,882 shares of common stock under the subscription issued March 28, 2003 (see Note B)

On May 2, 2003, the Company issued 510,000 shares of common stock for services rendered at $0.59 per share, which presents the fair value of the services received which did not differ materially from the value of the stock issued.

On May 13, 2003, the Company issued 20,000 shares of common stock for services rendered at $1.02 per share, which presents the fair value of the services received which did not differ materially from the value of the stock issued.

On June 25, 2003, the Company issued 107,500 shares of common stock for services rendered at $0.59 per share, which presents the fair value of the services received which did not differ materially from the value of the stock issued.

New Accounting Pronouncements

Effective January 1, 2002, the Company adopted SFAS No.142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with definitive lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write downs to be included in results from operations may be necessary. SFAS No.142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test is recorded as a cumulative effect of a change in accounting principle. The adoption of SFAS 142 had no material impact on the Company's condensed financial statements.

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

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that a similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

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

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

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

In April 2003, the FASB issued Statement No.149, " Amendment of Statement of 133 on Derivative Instruments and Hedging Activities ", which amends Statement 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of this statement did not have a material impact on the Company's financial position.

In May 2003, the FASB issued Statement No. 150, "Accounting for
Certain Financial Instruments with Characteristics of both
Liabilities and Equity. The adoption of this statement did not have a material impact on the Company's financial position.

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

Discontinued Operations

On January 3, 2003, the Company completed an Agreement and Plan of Exchange ("Agreement") with CalbaTech, Inc. ("CalbaTech"), a development stage company, which commenced operations April 29, 2002. Effective with the Agreement, all previously outstanding common stock and options owned by CalbaTech stockholders were exchanged for an aggregate of 9,706,473 shares of Traffic common stock. The value of the stock that was issued was the historical cost of Traffic's net tangible assets, which did not differ materially from their fair value. In accordance with Accounting Principles Opinion No. 16, Traffic is the acquiring entity.

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

Costs and Expenses

From its inception through June 30, 2003, CalbaTech has incurred losses of $1,089,615, which includes acquisition expenses of $257,666. The expenses not related to acquisition expenses were associated principally with equity-based compensation to employees and consultants, development costs and professional services.

Liquidity and Capital Resources

As of June 30, 2003, CalbaTech had current assets of cash, prepaid expenses and monies due from a related party totaling $86,140. As a result of our operating losses, for the six months ended June 30, 2003, we generated a cash flow deficit of $73,476 from operating activities. We met our cash requirements during this period through the net financing activities of $124,500.

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

5.) The Company is looking for new office and lab space as the Company grows. The space that the Company currently rents is acceptable at this time and this will allow the Company to take its time in seeking the best space available at the best price available in the coming twelve months.

6.) The Company will seek to implement a marketing program with future alliances with Investor Relations (IR) firms, industry experts, media and other key professionals experienced in successfully promoting public corporations.

7.) During the next 12 months, the Company will be continuing to search for additional capital including debt financing, expansion capital, etc. This search for capital may include equity lines of credit, or other traditional forms of financing.

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

Number of Employees

From CalbaTech's inception through the period ended June 30, 2003, we have relied on the services of outside consultants for services and as of June 30, 2003, the Company has two employees that would consider themselves full-time. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do not anticipate our employment base will significantly change during the next 12 months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

The Registrant had no sales of unregistered securities during the three-month period ending June 30, 2003 other than disclosed herein.

Use of Proceeds.

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three-month period ending June 30, 2003 other than as disclosed herein.

ITEM 5.  OTHER INFORMATION.

On July 2, 2003, the Company was provided the requisite shareholder approval from Molecularware whereby the Company acquired all of the issued and outstanding shares of Molecularware's capital stock from the shareholders of Molecularware in exchange for 300,000 shares of the Company's common stock in a transaction intended to be a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended (the "Code"), and the parties intend that this Agreement shall constitute a plan of reorganization for the purposes of Section 368 of the Code, such that immediately following such exchange, Molecularware became a wholly-owned subsidiary of the Company.

In addition, the Company will make available convertible debentures having an aggregate principal amount of six hundred thousand dollars ($600,000) (the "Convertible Debenture") to the management of Molecularware for use in resolving the liabilities of Molecularware. The Convertible Debentures shall provide for (a) a maturity date of the second anniversary of the closing, (b) an interest rate of twelve percent (12%), compounded quarterly, and (c) the right to convert (exercisable at the holder's option at any time within 30 days following the effectiveness of a registration statement filed with respect to the shares of the Company's common stock into which the Convertible Debentures are convertible) the outstanding principal balance plus all accrued interest into common shares of the Company at a discounted rate equal to eighty-percent (80%) of the price of the Company's common shares at the time of conversion, it being understood and agreed that the right to convert is in lieu of the right to receive principal and interest. The acquisition documents are attached to this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K. No reports on Form 8-K were filed during the three-month period covered in this Form 10-QSB other than disclosed below.

(b) Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index.

                          EXHIBIT INDEX

Exhibit          .     Description

2.1         Articles of Incorporation*
2.1.1 Articles of Amendment to Articles of Incorporation, dated September 16, 1998*
2.1.2       Articles of Amendment dated March 20, 2003 *
2.1.3       Articles of Merger dated March 20, 2003 for redomicile *
2.1.3.1     Merger Agreement underlying Articles of Merger for redomicile *
2.1.4 Articles of Merger dated March 20, 2003 for merger of subsidiary, CalbaTech, Inc., into Parent, Traffic
            Technology, Inc. with name change to CalbaTech, Inc. post merger *
2.1.4.1 Merger Agreement underlying Articles of Merger for merger of Subsidiary and Parent and concurrent name change *
2.2         Bylaws of Traffic Technology, Inc., a Nevada Corporation *
6.1         Consulting Agreement with Pinnacle West Capital
            Corporation, dated May 30, 2000 *
6.2         Distributor Agreement with Layton Solar, dated April 3, 2000 *
6.2.1 Amendment to Distributor Agreement with Layton Solar, dated August 24, 2000 *
6.3         Distributor Agreement with IMS Industries, dated March 17, 2000 *
6.4         Distributor Agreement with Taiwan Signal Technologies
            Co., dated June 30, 2000 *
6.5         Distributor Agreements with Artflex, Sinalizacao and
            Viaria Ltd., dated August 7, 2000 *
6.6 Distributor Agreement with Supremetech Engineering Co., dated August 15, 2000 *
6.7         Consulting Service Agreement for LED Traffic Signal
            Technology Transfer and Licensing with JCI Group, Inc.
            (China), dated January 8, 2001 *
6.8         LED Single Lens Traffic Signal Technology Transfer and
            Consulting Service Agreement with JCI Group, Inc. Japan), dated April 25, 2001 *
6.9         Form of Distributor Agreement (United States) *
10.1        Employment Agreement for James DeOlden *
10.2        Employment Agreement for Edward Deese *
10.3        Employment Agreement for John Gordon *
10.4        Employment Agreement for David Killen *
10.5        Asset Purchase Agreement (Zoval Enterprises) *
10.6 Agreement and Plan of Reorganization between CalbaTech and Molecularware - attached hereto
99.1 Certification pursuant of CEO to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.
99.2 Certification pursuant of CFO to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.

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

Date:  August 14, 2003

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

Date:  August 14, 2003

 /s/ Edward Deese
Edward Deese, CFO

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CalbaTech, Inc.

Dated: August 14, 2003                 By: /s/ James DeOlden
                                       James DeOlden, CEO

                                Exhibit 99.1

In connection with the Quarterly Report of CalbaTech, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James DeOlden, CEO, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes
Oxley Act, that:

(1) The Report fully complies with Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The Information contained in the Report fairly represents, in all material aspects, the financial condition and result of operations on the Company.

By: /s/  James DeOlden
James DeOlden, CEO

                                  Exhibit 99.2

In connection with the Quarterly Report of CalbaTech, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward Deese, CFO, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes
Oxley Act, that:

(1) The Report fully complies with Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The Information contained in the Report fairly represents, in all material aspects, the financial condition and result of operations on the Company.

By: /s/  Edward Deese
Edward Deese, CFO