Form 10QSB
period 2003-09-30
CALBATECH INC
filed 2003-11-20
CIK 1156293

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                       FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMER 30, 2003

                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                      COMMISSION FILE NUMBER: 000-33039

                              CALBATECH, INC.
           (Exact name of Company as specified in its charter)

                   Nevada                            86-0932112
(State or jurisdiction of incorporation        (I.R.S. Employer or
              organization)                      Identification No.)

        15375 Barranca Parkway, Suite I-101, Irvine, CA     92618
        (Address of principal executive offices)         (Zip Code)

            Company's telephone number: (949) 450-9910

      Securities registered pursuant to Section 12(b) of the Act: None

      Securities registered pursuant to Section 12(g) of the Act: Common
                        Stock, $0.001 Par Value

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No___

     As of September 30, 2003, the Company had 12,443,464 shares of common stock issued and outstanding.

                                    Table of Contents

                                                                        Page

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets:
September 30, 2003 and December 31, 2002

Condensed Consolidated Statements of Losses:
Three Months and Nine Months Ended September 30, 2003 and the period April 29, 2002 (date of inception) to September 30, 2003

Condensed Consolidated Statements of Stockholders' Deficiency:
Nine Months Ended September 30, 2003 and the period April 29, 2002 (date of inception) to September 30, 2003

Condensed Consolidated Statements of Cash Flows:
Nine Months Ended September 30, 2003 and the period April 29, 2002 (date of inception) to September 30, 2003

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission Of Matters To A Vote Of Security Holders

Item 5.  Other Information

Item 6.  Exhibits And Reports On Form 8-K

Signature

Item 1. Financial Statements

                                CALBATECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   September     December 31,
                                                     2003            2002
                                                  (Unaudited)      (Audited)

ASSETS

CURRENT ASSETS:
  Cash                                            $      3,858   $      26,228
  Accounts Receivable                                    7,162
  Deposits                                                   -         200,000
  Employee Advances                                        500
  Prepaid Expenses                                       5,749               -
    Total Current Assets:                               17,269         226,228

                                                  $     17,269   $     226,228

                 LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued  expenses                82,420          64,031
  Line of credit                                        56,475               -
  Notes payable                                         50,000         100,000
  Shareholder Loan                                       3,000          30,000
    Total Current Liabilities:                         191,895         194,031

Convertible Notes Payable                              602,500         115,000

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred Stock, par value $0.001 per share;
25,000,000 shares authorized; 334,567 and
none shares issued and outstanding as of
September 30, 2003 and December 31, 2003 respectfully      335
Common Stock, par value $0.001 per share;
200,000,000 shares authorized, 12,443,464
and 9,999,999shares issued and outstanding as
of September 30, 2003 and December 31, 2002
respectfully                                            12,443          10,000
Common stock subscription                              384,200               -
Additional paid in capital                             999,720               -
Treasury stock, at cost                                (10,935)              -
Accumulated Deficit                                 (2,162,890)        (92,803)
    Total Deficiency in Stockholders' Equity          (777,126)        (82,803)

                                                  $     17,269    $    226,228

See accompanying notes to the unaudited condensed consolidated financial information

                                        CALBATECH, INC.
      (A DEVELOPMENT STAGE COMPANY)CONDENSED CONSOLIDATED STATEMENTS OF LOSSES)
                                         (UNAUDITED)




                                                                                        Period from
                                             Three months        Nine months           April 29, 2002
                                                Ended              Ended             (date of inception)
                                             September 30,       September 30,         to September 30,
                                                  2003              2003                    2003
REVENUES:
  Net Sales                                  $          -       $          -          $         -

OPERATING EXPENSES
  Selling and administrative                      348,141          1,077,084            1,169,209
  Merger and acquisition costs                    713,828            971,494              971,494
  Total Operating Expenses                      1,061,969          2,048,578            2,140,703

LOSS FROM OPERATIONS                           (1,061,969)        (2,048,578)          (2,140,703)
  Interest (expense), net                         (11,306)           (21,509)             (22,187)
Net Loss before income taxes                   (1,073,275)        (2,070,087)          (2,162,890)
Income taxes                                            -                  -                    -

NET LOSS                                       (1,073,275)        (2,070,087)          (2,162,890)

Net loss per common share (basic and
assuming dilution)                                  (0.09)             (0.19)               (0.26)

Weighted average common shares outstanding      11,976,073        10,854,661            8,436,351





See accompanying notes to the unaudited condensed consolidated financial information

                               CALBATECH, INC. ("CTI")
                             (A DEVELOPMENT STAGE COMPANY)
                    STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
   FOR THE PERIOD APRIL 29, 2002 (DATE OF INCEPTION) THROUGH SEPTEMBER 30 2003
                                        (UNAUDITED)





                                              Additional               Treasury                Common    Accumu
         Preferred   Stock   Common   Stock    Paid in     Treasury     Stock     Subscription Stock     lated
          Shares    Amount  Shares   Amount   Capital      Shares      Amount       Shares    Subscrip  Deficit   Total
                                                                                                          tion
Common Shares of
CTI issued
May 1, 2002
to founders
in exchange
of services
rendered valued at
$0.001 per share
           -      $     - 8,599,999  $  8,600  $      -        -    $      -          -     $      -   $     - $ 8,600

Common shares of
CTI issued
May 1, 2002
to founders
in exchange
for cash at
$0.001 per share
           -        -     1,400,000   1,400          -           -           -         -            -        -  1,400

Net Loss
          -        -           -         -          -           -           -         -            -  (92,803) (92,803)
Balance at
December 31, 2002
         -         -    9,999,999   10,000          -           -           -         -            -  (92,803) (82,803)

Balance of
TTI common
shares prior
to merger
(post March
28, 2003
reverse split)
          -        -    1,199,491    1,199          -           -            -         -            -       -    1,199

Issuance of
TTI common
stock to CTI
founders in
connection
with reverse
merger (post
March 28,
2003 reverse
stock split)
          -         -   5,766,591    5,767          -            -            -         -           -        -   5,767

Issuance of
common stock
subsription
to founders
in connection
with reverse
merger (post
March 28,
2003 reverse
stock split)
          -         -           -        -          -              -           -    3,939,882   3,940        -   3,940

Assumption of
treasury
stock in
connection
with reverse
merger on
March 28,
2003 (post
reverse
split)
          -        -            -        -         -         213,611     (10,935)           -        -       - (10,935)

Cancellation
of common
stock in
connection
with reverse
merger on
March 28, 2003
         -         -   (9,999,999)  (10,000)       -              -             -           -        -       - (10,000)

Common Stock
issued on May
2, 2003 for
acquisition at
$0.01 per share
        -         -    3,939,882      3,940         -              -          -    (3,939,882)   (3,940)     -        -

Common stock
issued on May
2, 2003 for
services
rendered at
$0.05 per share
         -        -      510,000        510    300,390             -           -            -        -        - 300,900

Common stock
issued on May
13, 2003 for
services
rendered at
$1.20 per share
        -         -       20,000         20     20,380             -           -            -        -        -  20,400

Common stock
issued on
June 25, 2003
for services
rendered at
$0.70 per share
        -         -      107,500        107     63,318              -          -             -        -       -  63,425

Subtotal
      -           -   11,543,464    11,543   384,088        213,611    (10,935)            -        -   (92,803)291,893

Issuance of
common stock
subscription
on July 1,
2002 in
connection
with the
acquisition of
Molecularware,
Inc at $0.46
per share
       -          -           -          -          -            -           -       300,000   137,700        - 137,700

Common stock
issued on
August 7, 2003
for services
rendered at
$0.27 per share
     -           -      300,000        300     81,300             -           -             -        -        -  81,600

Common stock
issued on
August 18,
2003 for
services
rendered at
$0.33 per share
     -          -      500,000         500    164,500             -            -            -        -        - 165,000

Common stock
issued on
September 9,
2003 for
services
rendered at
$0.36 per share
     -         -      100,000         100      35,600            -            -             -        -        -  35,700

Preferred
stock issued
on September
29, 2003 in
conversion of
notes payable
at $1.00 per
share
317,000      317            -           -     316,683            -             -             -        -        -317,000

Preferred
stock issued
on September
29, 2003 in
payment of
interest on
notes payable
at $1.00 per
Share
 17,567       18           -           -       17,550             -            -             -        -        - 17,568

Issuance of
common stock
subscription
on September
30, 2003 for
services
rendered at
$0.24 per share
      -        -           -         -             -             -            -     1,027,083   246,500       - 246,500

Net Loss for
the nine
months ended
September
30,2003
  -        -           -         -            -              -            -            -        - 2,070,087)(2,070,087)

Balance as of
September 30,
2003
334,567    335  12,443,464    12,443    999,721       213,611      (10,935)   1,327,083  384,200 (2,162,890)  (777,126)



See accompanying notes to the unaudited condensed consolidated financial information

                                        CALBATECH, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)



                                                                                        Period from
                                                                  Nine months           April 29, 2002
                                                                     Ended             (date of inception)
                                                                 September 30,             to June 30,
                                                                     2003                    2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $    (2,070,087)     $   (2,162,890)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued in connection with
reverse merger, net                                                      (10,029)            (10,029)
Common stock subscribed in connection
with acquisition of MolecularWare, Inc.                                  137,700             137,700
Debt issued in connection with acquisition                               600,000             600,000
Common stock issued or subscribed in
connection with services rendered                                        913,525             922,125
Preferred stock issued as payment for interest                            17,568              17,568
(Increase) decrease in:
Accounts receivable                                                       (7,162)             (7,162)
Deposits                                                                 200,000                   -
Employee Advances                                                           (500)               (500)
Prepaid expenses                                                          (5,749)             (5,749)
Increase (decrease) in:
Accounts payable                                                          18,389              82,420
Net cash provided by (used in) operating activites                      (206,345)           (426,517)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from issuance of common stock, net                                    -               1,400
Proceeds from lines of credit                                             56,475              56,475
Advances from shareholder                                                (27,000)              3,000
Payment on notes payable                                                 (50,000)            (50,000)
Debt issued in assumption of liabilities in acquisition
Proceeds from issuance of notes payable                                  204,500             419,500
Net cash provided by financing activities                                183,975             430,375

Net increase (decrease) in cash and cash equivalents:                    (22,370)              3,858
 Cash and cash equivalents at beginning of period                         26,228                   -
 Cash and cash equivalents at end of period                                3,858               3,858

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                     -               3,000
  Cash paid during the period for taxes                                        -                   -
  Common stock issued in exchange for services                           913,525             922,125
  Common stock issued in connection with reverse merger, net              97,063              97,063
Acquisition:
  Assets acquired                                                        243,869             243,869
  Liabilities assumed                                                    600,000             600,000
  Common stock issued                                                    125,703             125,703
  Notes payable                                                         (100,000)           (100,000)
  Net cash paid for acquisition                                          100,000             100,000



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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine months period ended September 30, 2003, are not necessarily indicative of the results that may expected for the year ending December 31, 2003. The unaudited condensed financial statements should be read in conjunction with the December 31, 2002 financial statements and footnotes thereto included in the Company's SEC Form 8-K, as amended.

Business and Basis of Presentation

Calbatech, Inc. ( Formerly, Traffic Technology Inc. ) ("Company") was organized on April 29, 2002 under the laws of the state of Nevada. The Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and is focused on incubating life science based companies that are developing next generation products and technologies. From its inception through the date of these financial statements the Company has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2003, the Company has accumulated losses of $2,162,890 which includes acquisition expenses of $971,494.

The consolidated financial statements include the accounts of the Registrant, its wholly owned subsidiary, Molecularware, Inc. and that of Traffic Technology, Inc. with whom the Registrant merged. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Effective with the Agreement, all previously outstanding common stock, preferred stock, options and warrants owned by the Company's stockholders were exchanged for an aggregate of 5,766,591 shares of Traffic's common stock and a common stock subscription of 3,939,882 shares. The value of the stock that was issued was the historical cost of Traffic's net tangible assets, which did not differ materially from their fair value. The value of the 1,199,491 shares of common stock that were retained by Traffic's stockholders was based on the par value of $.001 per share of Traffic's common stock. In accordance with Accounting Principles Opinion No. 16, CalbaTech is the acquiring entity. In accordance with Statement of Position 98-5, the Company has expensed the $200,000 in the current year as organization costs.

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

NOTE C - ACQUISITION OF MOLECULARWARE, INC.

On July 1, 2003, the Company acquired Molecularware, Inc., as a wholly owned subsidiary. Molcularware, Inc. was acquired by issuance of common stock subscriptions totaling 300,000 shares valued at the time acquisition at $137,700. In addition, the Company issued interest free convertible debt totaling $600,000 as settlement of the outstanding liabilities of Molecularware, Inc. The convertible debt is can be converted at any time at a conversion rate of 20 percent discount from market at the time of election.

NOTE D - CONVERTIBLE NOTES PAYABLE

A summary of convertible promissory notes payable at September 30, 2003 is as follows:

Convertible notes payable:

Convertible notes payable-interest free                        $       600,000
Convertible notes payable-10% interest                                   2,500
Total Face amount                                              $       602,500
Less: current portion                                                        -
                                                               $       602,500

Convertible Debentures

During the three months ended December 31, 2002, the Company entered into convertible promissory notes "Debentures) with the Company officers, shareholders, and sophisticated investors in the principal amount of $122,000. During the three months ended March 31, 2003, the Company entered into Debentures with a sophisticated investor in
the principal amount of $10,000.   During the three months ended June
30, 2003, the Company entered into Debentures with sophisticated investors in the principal amount of $132,500 and transferred $30,000 owed to a Company officer into a Debenture. During the three months ended September 30, 2003, the Company entered into Debentures with sophisticated investors in the principal amount of $25,000. The Debentures accrue interest at 10% per annum and were originally payable and due two years from the date of the note with the latest maturity date of December 14, 2004.Note holders have the option to convert any unpaid note principal together with accrued and unpaid interest into shares of the Company's common stock within thirty days after the effective date a registration statement is filed with the Securities and Exchange Commission ("SEC") at a conversion price equal to fifty percent of the closing price of the Company's common stock on the date of the conversion. On September 29, 2003, $317,000 of the $319,500 10 percent convertible debentures along with the interest accrued were converted in Convertible preferred stock at a valuation price of $1.00 per share.

During the three months ended September 30, 2003; the Company issued non interest bearing convertible debentures in settlement of the outstanding obligations of their recently acquired subsidiary; MolecularWare, Inc. The debentures are converted at the election of the holder at a 20 percent discount of the closing price on the date of the election into shares of the Company's common stock

Additionally, the Company did not incur any financing costs in connection with the issuance of the convertible debentures.

NOTE E - COMMON STOCK

The Company is authorized to issue 200,000,000 shares of common stock, with a par value of $0.001 per share. As of September 30, 2003,the Company has 12,443,464 shares of common stock issued and outstanding. On April 21, 2003, the Company effected a "fourteen-for-one" reverse stock split of its outstanding shares of common stock. The authorized shares remain unchanged. All references in the unaudited condensed consolidated financial statements and notes to unaudited condensed consolidated financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split.

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

On August, 7, 2003, the Company issued 300,000 shares of common stock for services rendered at $0.27 per share, which presents the fair value of the services received which did not differ materially from the value of the stock issued.

On August 18, 2003, the Company issued 500,000 shares of common stock for services rendered at $0.33 per share, which presents the fair value of the services received which did not differ materially from the value of the stock issued

On September 9, 2003, The Company issued 100,000 shares of common stock for services rendered at $0.36 per share which presents the fair value of the services received which did not differ materially from the value of the stock issued.

NOTE F - PREFERRED STOCK

The Company is authorized to issue 25,000,000 shares of convertible preferred stock with a par value of $0.001 per share. As of September 30, 2003; the Company has issued and outstanding 334,576 shares. The preferred stock is convertible into 2.5 shares of common stock for each share of preferred.

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

Revenues

CalbaTech has generated no operating revenues from operations from its inception. We believe we will begin earning revenues from operations in the fourth quarter as the Company transitions from a development stage company to that of an active growth and acquisition stage company.

Costs and Expenses

From its inception through September 30, 2003, CalbaTech has incurred losses of $2,162,890, which includes merger and acquisition expenses of $971,494. The expenses not related to acquisition expenses were associated principally with equity-based compensation to employees and consultants, development costs and professional services.

Liquidity and Capital Resources

As of September 30, 2003, CalbaTech had current assets of cash, accounts receivable, prepaid expenses and monies due from a related party totaling $17,269. As a result of our operating losses, for the nine months ended September 30, 2003, we generated a cash flow deficit of $206,345 from operating activities. We met our cash requirements during this period through the net financing activities of $183,975.

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

By adjusting its operations and development to the level of capitalization , management belives it has suffucient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

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

Acquisitions and Licenses

Bio-Informatics

On July 1, 2003, the Company acquired MolecularWare, Inc., as a wholly owned subsidiary. Molecularware, a leading Bio-informatics firm based in Cambridge, MA, provides data management software to assist and enhance biology research.

Established in 1998, they offer leading solutions for high-throughput biology research. This includes DigitalGenomeT, a suite of three software solutions able to handle the data needs of microarray workflows. Their software products allow scientists to manage and analyze data from high throughput instruments, such as liquid handling robots, microarraying robots and microarray scanners. MolecularWare's integrated user environments provide unprecedented degrees of freedom in creating, storing and mining data, thereby greatly improving both efficiency and productivity.

For more information visit MolecularWare's webs site at www.molecularware.com

Platform Reagents

The Company has an exclusive license with Qicc, Ltd., a biomedical technology company based in Scotland that is developing and manufacturing instruments and consumables for use in diagnostic and immunological research procedures in clinical and research laboratories worldwide. The license covers all of Qicc's slide-based diagnostic products in North America, as well as for the development and distribution of an automated product in both North America and Japan. Additionally, the agreement includes an option the future acquisition of the majority ownership of Qicc.

With recent U.S. Food and Drug Administration clearance for its QiccStain(TM) Immunohistochemistry reagents and kits under an exemption as a Class I Device, the Company is taking steps to begin to market these products in North America as well as searching for a strategic partner in Japan. Qicc has also begun sales through a distribution network in the UK. A second product is schedule for commercial roll-out within twelve months, during which time it will seek distribution partners in the US.

The role of the Company will be to provide a vehicle for the marketing and distribution of QICC technologies in North America and Japan. The Company has secured the services of a highly experienced individual, Mr. David Killen, as Marketing and Business Development Manager for this purpose. It is expected that QICC products will be well received in these markets and lead to a rapid growth in revenue. It is anticipated that revenue will be sufficient to both further develop the product range and attract the interest of one of the large diagnostic companies.

DNA Isolation/Extraction Technologies

The Company has acquired a novel concept in DNA isolation and extraction. This technology was conceived by Dr. J. Zoval, an associate inventor with the Company. This technology is currently in early stage development at the point of patent filing. Therefore, it is not possible to provide detailed technical descriptions in this document. However, if successfully developed, it has the potential to become a generic technology used in the related areas of DNA isolation, extraction and storage.

As with the slide-based technologies, such applications are undergoing rapid growth fueled by increased expatiation of Genomics in both screening and diagnostics applications. The marketplace for sample preparation "tools and accessories" exceeds $1 billion. Several large companies such as Qiagen and Invitrogen currently dominate this market. Each of these companies market a constantly evolving range of complementary sample preparation techniques with attendant consumables.

The technology acquired by the Company fits this classic consumable mode format. Marketed through one of these companies, novel sample preparation techniques can generate significant licensing revenue for the co-developing company. Licensing of novel sample preparation technologies from smaller academic research labs or feeder companies by these market leaders is common and represents a realistic route to market.

Pathogen Chip based Detection System

On July 11, 2003 the Company entered into a Collaborative Research Agreement with The Regents of the University of California on behalf of its Irvine campus related to DNA based diagnosis of pathogens. The goal is to develop a pathogen chip based detection system to simplify the complexity of pathogen identification and develop it into a single automated format for detecting multiple pathogens. The pathogen chip could be useful for the diagnosis of infectious diseases, including SARS, surveillance of the pathogen population, and monitoring of the environment. It could also be used for research, emerging infectious diseases, and responding to respiratory bio-terrorism threats. The Company has signed a Letter of Intent to negotiate with the University of California for an exclusive license to this technology for which a provisional patent application was filed in 2001.

Subsequent Events

RNAi Technology

In October 2003 CalbaTech acquired Molecula Research Laboratories, LLC, a producer of gene expression solutions using proprietary gene silencing and RNAi technology and a leading supplier of custom Antisense Oligos, RNAi design and synthesis, Transfection Reagents, and other cell and molecular biology products worldwide.

Molecula Research Laboratories, LLC was founded in 1993 to provide high quality antisense oligonucleotides to researchers worldwide. As the company has grown it has diversified and expanded into other market sectors to meet the critical needs of basic researchers and specialized biopharmaceutical manufacturers.

Starting with the introduction of a line of neuropeptides under the brand name of Princeton Peptides in 1994, Molecula met the needs of the gene function market by providing high purity agonists and antagonists that were bulk packaged to provide the best value to it's customers, as well as custom oligo and peptide services.

Since 1999 Molecula has been expending tremendous effort to develop new products like MaxfectT and GenfectT transfection reagents as well as The InducerT - a novel IPTG replacement for increased soluble protein production.

Molecula is in the process of completing development of new transfection reagents and a specialized transfection medium for increased transfection efficiency.

For more information please visit www.molecula.com.

Bio-Security

On November 3, 2003 Gerald C. Huth, Ph.D. joined the Company's Scientific Advisory Board and agreed to contribute certain intellectual property to the Company, including a novel technique to remotely detect fissile material. This technology is based on the use and refinement of an existing detector technology invented and patented by Dr. Huth. The Company has taken the first steps in seeking funding from the United States Government for research and development related to this project.

Facilities

In November 2003, the Company moved into new facilities at 15375
Barranca Parkway, Suite I-101, Irvine, California 92618. These facilities are approximately 3,000 square feet and include office space, a wet lab and a clean room.

Product Research and Development

The following Twelve Month Plan of Operation should be read in conjunction with the financial statements and accompanying notes included in this Form 10-QSB.

In the remainder of the year 2003 and throughout 2004, the Company will focus on incubating life science based companies that are developing next generation products and technologies. Products and/or technologies that fit the Company's model are those that will be capable of generating sales or licensing revenue within two years, and will require less than $1,000,000 to bring a product to market.

The Company will continue to focus on acquiring technologies and/or products fitting its model through a stock swap of a small percentage of its own shares for 100% of the shares of the company being acquired. This is a pre-curser to licensing and/or selling the products and/or technologies to organizations capable of commercializing them, or in the alternative, maintaining the acquired technologies or products and operating them within the Company.

Upon identification of a technology that the Company believes has good commercial potential, it will acquire the company that owns the technology, or in the case of acquisition of a license, form a wholly-owned subsidiary to house the license. Each new company will be held in as a wholly-owned or mostly-owned subsidiary of the Company. The inventors or original owners of the technology will receive shares of the Company and be given incentive to continue to contribute to the development of their technology. Milestones will be created for the inventors/owners. As milestones are reached, the inventors/owners will be granted shares in the subsidiary company. It is the intent of the Company that the inventor/owners contribute to the successful commercialization of their technology and have a big share in the rewards of commercialization. When the technology is ready for commercialization, the Company will have either identified a potential license partner, will spin the subsidiary out as its own publicly traded vehicle, or will retain the subsidiary as an operating company.

In exchange for transferring a technology to the Company, a contributing university will receive a royalty on sales of the resultant product. In regard to the inventor/owners, if the commercialization strategy is a license, the inventor/owners will also share in royalty income. If the subsidiary is sold or spun out, the inventor/owners will, through their achievement of milestones, have valuable shares in the subsidiary with the Company retaining a minority equity ownership position in the subsidiary upon spin out.

The Company is in the life sciences markets, reflecting the interests and experiences of its founders. After conducting extensive industry analysis, management has selected the disciples of Platform/Reagents, Bio-Informatics, and Bio-Security as the most favorable areas to pursue corporate growth and enact the Company's acquisition expansion plan.

Therefore, in order to implement our business plan and increase revenues, the Company is implementing the following initiatives:

Platform/Reagents

The Company has identified two separate providers of molecular biology products for acquisition and has begun discussions with each. Both are well-established profitable companies with historical and growing revenues between $1M and $2M annually. Rather than being competitive with each other, these two companies have different customer bases yet provide products that have good synergies. Each company is aware of the Company's discussion with the other and believe, as the Company does, that by working together as subsidiaries of the Company, that each can substantially grow its product lines, revenues, and profits. It is the intention of the Company to continue negotiations with the companies for their acquisition. Nevertheless, there is no assurance that the Company will be successful in acquiring both or either of these companies, nor whether the Company will be able to raise the capital needed to complete their acquisition.

Bio-Informatics

The Company believes that some of its recently acquired technologies, collaborations and intended future acquisitions will be much more successful at a much more rapid rate with MolecularWare in alliance as a dynamic partner. Additionally, the Company is seeking joint venture partners to collaborate with Molecularware to offer a bio-informatics suite of products designed to assist the researcher in his or her product development from cradle to grave.

Finally, the Company will continue to pursue growth through the following:

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

5.) The Company will seek to implement a marketing program with future alliances with Investor Relations (IR) firms, industry experts, media and other key professionals experienced in successfully promoting public corporations.

6.) During the next 12 months, the Company will be continuing to search for additional capital including debt financing, expansion capital, etc. This search for capital may include equity lines of credit, or other traditional forms of financing.

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

Number of Employees

From CalbaTech's inception through the period ended September 30, 2003, we have relied on the services of outside consultants for services and as of September 30, 2003, the Company has four employees that would consider themselves full-time. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do not anticipate our employment base will significantly change during the next 12 months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

New Business

We are a new business and you should consider factors which could adversely affect our ability to generate revenues, which include, but are not limited to, maintenance of positive cash flow, which depends on our ability both to raise capital and to obtain additional financing as required, as well as the level of sales revenues.
Potential fluctuations in quarterly operating results.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

The Registrant had no sales of unregistered securities during the three-month period ending September 30, 2003 other than disclosed herein.

Use of Proceeds.

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three-month period ending September 30, 2003 other than as disclosed herein.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K. No reports on Form 8-K were filed during the three-month period covered in this Form 10-QSB other than disclosed below.

(b) Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index.

                         EXHIBIT INDEX

Exhibit            Description
2.1      Articles of Incorporation*

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

10.6 Agreement and Plan of Reorganization between CalbaTech and Molecularware.

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

Date:  November 19, 2003

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

Date:  November 19, 2003

/s/ Edward Deese
Edward Deese, CFO

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CalbaTech, Inc.

Dated: November 19, 2003               By: /s/ James DeOlden
                                       James DeOlden, CEO

Exhibit 99.1

In connection with the Quarterly Report of CalbaTech, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James DeOlden, CEO, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes
Oxley Act, that:

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