Form 10KSB
period 2003-12-31
CALBATECH INC
filed 2004-05-06
CIK 1156293

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                   COMMISSION FILE NUMBER: 000-33039

                          CALBATECH, INC.
         (Exact name of Company as specified in its charter)

        Nevada                                      86-0932112
(State of incorporation                       (I.R.S. Employer)
                                               Identification No.)

     15375 Barranca Parkway, Suite I101, Irvine, California 92618
         (Address of principal executive offices)  (Zip Code)

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

    CalbaTech, Inc. had revenue of $11,782 and miscellaneous income of $44,404 for the fiscal year ended on December 31, 2003. The aggregate market value of the voting stock held by non-affiliates of the Company as of March 31, 2004: Common Stock, par value $0.001 per share -- $1,668,555. As of March 31, 2003, the Company had 22,302,902 shares of common stock issued and outstanding, of which 7,529,789 were held by non-affiliates.

                             TABLE OF CONTENTS

PART I                                                            PAGE

ITEM 1.  Description of Business....................

ITEM 2.  Description of Property...................

ITEM 3.  Legal Proceedings.....................

ITEM 4.  Submission of Matters to a Vote of Security Holders.

PART II

ITEM 5.  Market for Common Equity and Other Shareholder Matters.

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

ITEM 14. Principal Accountant Fees And Services............

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

ITEM 1. BUSINESS.

Introduction

Calbatech, Inc. ( Formerly, Traffic Technology Inc. ) ("CalbaTech" or "Company") was organized on April 29, 2002 under the laws of the state of Nevada. The Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7"). On January 3, 2003, the Company completed an Agreement and Plan of Exchange ("Agreement") with Traffic Technology, Inc. ("Traffic"). As a result of the acquisition, there was a change in control of the public entity, and Traffic Technology, Inc. changed its name to CalbaTech, Inc.

CalbaTech is focused on developing and providing products and platforms to the research market, both for biotech and pharmaceutical companies, as well as academic institutions. CalbaTech is concentrating on acquiring, incubating and developing early stage life science based companies that are developing next generation products and technologies, both in the United States and in the United Kingdom. In addition to growth through acquisition, CalbaTech is building an experienced and innovative scientific staff, including several notable members of its Scientific Advisory Board, that intend to contribute breakthrough innovation in areas of biological discovery.

Mission and Objectives

In order to accomplish our goals, CalbaTech is pursuing a strategy of combining products and technologies, and the companies that house them, into the following divisions: 1) Molecular Applications; 2) Research Reagents; and 3) Cellular Therapeutics. By pursuing such a strategy, each division can produce value added and increasing returns on shareholder's investment through cross marketing of products and geographic expansion, as well as to achieve product enhancement and efficiency.

CalbaTech intends to acquire or develop technology in three ways: 1) Through technology transfer alliances with universities, primarily in California and Scotland, for which CalbaTech acquires, licenses and finances the further development of new university technologies to reach the market place; 2) Identification and acquisition of non-university developed technologies, and specifically, providing a proven path for UK technologies to enter into the US marketplace; and
3) Development of technological innovations in-house by CalbaTech scientists and members of its Scientific Advisory Board.

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

Accomplishments to Date

Since its inception, it has been the Company's intention to accomplish its mission statement in two steps. The first step was to fill a research and development pipeline with projects capable of providing significant return to the CalbaTech shareholders. These projects would be short term to commercialization and require minimal
investment to get to market.   On that front, CalbaTech has several
significant accomplishments.

Molecular Applications Division

The Molecular Applications Division has an active program of molecular biology applications and research. This Division, working closely with established academic research groups, is developing novel technologies and intellectual property in several key areas. These include pathogen microarrays and other areas of optimal growth potential in diagnostics, electronic-based DNA detection systems and novel approaches to DNA sample preparation. In conjunction with Molecularware, Inc., a software subsidiary of the Company focused on developing microarray and laboratory information software, the Division will be able to develop integrated DNA processing systems for diagnostics and research. To date, the Company has accomplished the following within the Division:

     - CalbaTech acquired the right, title and interest to a platform technology, a novel device for DNA and RNA purification in sample preparation. DNA and RNA are purified from cellular lysate using "smart membranes", circumventing the need for tedious procedures involved in biomagnetic and other solid phase extraction techniques. The patent application for this technology has been filed and funding will be applied toward the development of this technology.

     - CalbaTech acquired Molecularware, Inc., which is involved in bioinformatics and has coded software that offers data management software solutions for high throughput biology. Molecularware has developed intellectual property that may allow researchers and scientists to more rapidly and efficiently facilitate integration of data and thereby enhance high-throughput screening. Molecularware's intellectual property emphasizes data integration and allows scientists to manage and analyze date from high throughput instruments, such as liquid handling robots, microarraying robots, and microarray scanners. While the current product line has, and will continue to, produce sales, CalbaTech is seeking to foster further development of Molecularware's intellectual property and eventually produce a more commercially-viable product. Please see www.molecularware.com.

     - CalbaTech signed an exclusive research agreement with the University of California to support the research of Dr. C.U. Jia, a prominent University of California, Irvine researcher, working on DNA-based diagnosis of pathogens. The goal is to develop a pathogen chip-based detection system to simplify the complexity of pathogen identification and develop it into a single automated format for detecting multiple pathogens. The pathogen chip could be useful for the diagnosis of infectious diseases, including SARS, surveillance of the pathogen population, and monitoring of the environment. It could also be used for research, emerging infectious diseases, and responding to respiratory bio-terrorism threats. CalbaTech has signed a Letter of Intent to negotiate with the University of California for an exclusive license to this platform technology for which a provisional patent application was filed in 2001. The development of a respiratory pathogen bio-chip has accomplished its first technical milestone. Recent work on different coronaviruses (including SARS and other two human coronaviruses) showed that the chip approach could specifically differentiate all three human coronaviruses. The most recent pathogen chip, version-103, contains a total of 97 different pathogen probes, primarily focusing on respiratory pathogens. This panel, once fully optimized, will be made available initially for clinical pathology researchers.

     - CalbaTech and researcher Dr. Marc Madou of University of California, Irvine, Department of Mechanical and Aerospace Engineering, have been awarded a $250,000 University of California Discovery Grant for a project entitled "Rapid and Low-Cost Biomolecule Detection on Adjacent Impedance Probing
       (AIP) Electrode with Impedance Amplifying Labels." The research involves a novel electrode-based array devices and methods of operation in nucleic acid (DNA/RNA) analysis. This platform technology enables high-density electrode arrays to be produced and interrogated electronically as opposed to the traditional optical detection methods such as those used on the Affymetrix (NASDAQ: AFFX) chip. Today, most detection schemes for DNA hybridization involve optical measurements using a variety of labels, such as fluorescent and/or chemiluminescent probes, photoproteins, and others. While those optical methods afford the necessary sensitivity for most of these measurements, the cost of the equipment can be high, and therefore, less expensive alternatives are highly desirable. The novel electrical detection of biomolecule in the technology being developed by CalbaTech and UCI will involve less complicated and less expensive instrumentation compared to the traditional optical methods. Applications for this technology include medical and clinical diagnostics.

Before joining UCI as the Chancellor's Professor in Mechanical and Aerospace Engineering, Dr. Madou was Vice President of Advanced Technology at Nanogen (NASDAQ: NGEN) in San Diego, California. He specializes in the application of miniaturization technology to chemical and biological problems (Bio-MEMS). He is the author of several books in this burgeoning field that he helped pioneer both in academia and industry.

     - CalbaTech purchased the intellectual property and entered a collaboration with Dr. Gerald C. Huth, an eminent physicist developing a novel technique, which in his opinion represents a fundamental breakthrough in radiation detection technology. The key advantages of this technique are that it can be applied to the remote detection of nuclear materials. Moreover this technology is based on the novel use and refinement of an existing detector technology and has already been successfully
       tested in this capacity by a government agency.   The Company is
       currently seeking request for proposals from agencies related to the Department of Defense, to develop means to detect and identify shielded radiological materials, with emphasis on special nuclear materials. In addition, the Company is discussing a collaboration with Dr. Madou and his research group at UCI and an invention by Dr. Huth for an artificial retina.

Research Reagents Division

The Research Reagents Division is dedicated to meeting the needs of research scientists in the pharmaceutical, biotech, medical and academic research sectors by providing cell and molecular biology reagents and associated consumables. Molecula (VA), a wholly-owned subsidiary of the Company, is actively expandings its product range in siRNA. This builds upon its well-established reputation as a designer and supplier of active antisense oligonucleotides. The Company has also licensed the North American rights to distribute QICC's (United Kingdom) range of immuno-histochmistry accessories and reagents. Further acquisitions are planned to extend the overall product range offered by this division. The following has been accomplished within this Division to date:

CalbaTech acquired Molecula Research Laboratories, LLC, a reagent company in Herndon Virgina. Molecula is focused on gene function solutions using RNAi technology. Their proprietary computer algorithm - T.A.R.G.E.T.? (The Advanced RNAi Guidance Evaluation Technology) system and 10 years of gene silencing experience, allows Molecula to consistently deliver active RNA duplexes for specific target gene silencing.

Molecula also develops and sells numerous research reagents for cell transfection, DNA and RNA purification, protein expression, microarray analysis, gene expression analysis and other innovative and fundamental products. Molecula received a non-exclusive license to Patent 6,506,599 "Genetic Inhibition by Double-Stranded RNA" from the Carnegie Institute of Washington DC which has been a pioneering force in basic scientific research since 1902. This license will allow Molecula to offer a comprehensive RNAi portfolio. Molecula also sells transfection reagents, a novel IPTG replacement for increased protein expression, neuropeptides and biochemicals. Please see www.molecula.com.

CalbaTech is exclusively licensed to distribute Qicc, Ltd. products in North America and Japan. The Company has the option to acquire majority ownership in Qicc, Ltd. which is based in Scotland. Qicc has designed a staining system that significantly speeds up and improves the efficiency of manual
ICC and other common lab procedures. ICC is known as IHC in the US, and is a collective term given to a series of diagnostic techniques that use antibodies to fix and stain cells and tissue sections to determine the presence of disease. QiccStain? IHC kits are FDA cleared Class 1 devices. Please see www.Qicc.co.uk.

Cellular Therapies Division

The Cellular Therapies Division covers a wide range of cell-based research projects with CalbaTech dedicated to delivery of cell based clinical therapies. Specifically, these include cardiovascular stem cell therapy for recovery post myocardial infarction, islet cell logistics support for diabetes, and stem cell logistics for long term health monitoring. The Company believes this is an emerging market in which there are major opportunities for new entrants to establish new standards through novel stem cell research techniques and business models. The Company is positioning itself through strategic research initiatives to identify and take advantage of such opportunities as they emerge from the interaction between fundamental research and an evolving regulatory environment. The first action within this Division was as follows:

CalbaTech acquired iStem Technologies, which is developing intellectual property relating to the efficient and effective delivery of stem cells to diseased or dead areas of the heart. Dr. Jason Van Tassel, M.D. is the inventor of this platform technology that, through the utilization of an application to an endoscope, delivers stem cells to infracted areas of the heart. The intellectual property is based upon an endoscope, one of the least invasive tools to operate on the heart, and stem cells, delivered to infracted cardiac tissue, which will stimulate re-generation of tissue. This device should allow for effective and efficient delivery of stem cells heart tissue to promote regeneration. CalbaTech is currently seeking collaborative partners for this innovative device.

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

Identification of New Projects

University Technology Transfer Alliances

Most universities are very good at creating and developing intellectual property; however, very few do a good job of generating revenue for the university from their IP. The academic, by nature, is not an entrepreneur, but an intellectual in search of knowledge. The Company's strategy is to act as the entrepreneurial arm for academics/inventors and their sponsoring universities, creating a novel approach to pre-Venture Capital funding of new technologies with select business oriented academic institutions.

The Company will be establishing links between university-developed technologies and commercial organizations. This will be accomplished through close working relationships with universities in which the Company will either act as the technology transfer agent of the university or work through the university's technology transfer office to acquire, license and finance the further development of new university technologies for commercialization by industry. When developed technologies are ready for commercialization, the subsidiary housing them will either be sold to a technology company for an equity stake, spun out as a public company with the Company retaining a small ownership position, or retained as an operating company. Within this structure, companies can rapidly grow their technology assets while universities receive royalties for each transferred technology.

The Company has established a good working relationship with the University of California at Irvine ("UCI"), which has, to date resulted in two research agreements in which the Company will receive licenses to commercialize the developed technology. The Company is also currently cultivating relationships with a university located in the UK. UCI and the UK university each have a large, diverse portfolio of developing life-science based technologies.

Non-University Developed Technologies

The Company will also work to identify technologies developed outside of the university system and apply the same model of acquiring and financing the further development of such technologies for sale, spin-out, or retention. To this end, the Company has established a pipeline to certain technologies developed in the UK by making use of relationships forged by its Chief Technology Officer, Dr. John Gordon. As a model CTI will acquire 100% of the target company, with the original owners receiving an equity position in CalbaTech, and with milestones achievement, earn back equity.

The Company does not intend to be limited to UK or university derived technologies. It will work diligently to identify technologies developed in it own backyard through use of its own network. During the last five years, the Company's officers and directors have worked within the financial and emerging growth community and have developed potential leads to developing technology companies in need of financing or acquisition. Much of that accomplished to date has resulted this experience.

CalbaTech Derived Technologies

The Company has access to a number of creative scientists, either on staff or as members of its Scientific Advisory Board (please see "Scientific Advisory Board" in Part III). Each of these individuals has the ability to invent technologies de novo, bring new technologies to the Company through their network, or both. For example, Dr. Gordon is a respected research scientist who invented the core technology that led to the creation of two biomedical technology companies, one of which had a private market capitalization exceeding $100 million. In addition to serving as the Chief Technology Officer responsible for identifying potential technologies for the Company, and serving as a liaison between CalbaTech and the groups managing technologies acquired by the Company, Dr. Gordon will also work within the Company's laboratory to advance technological concepts created by him. Dr. Gordon's expertise is wide ranging, encompassing both academic research and industry experience in the pharmaceutical and diagnostics industries. He has extensive experience of operating on both sides of the academic industry interface that is a primary focus of the Company's business model.

Similarly, the Company anticipates that other scientists will bring a great depth of experience at the highest levels of academic and commercial research to CalbaTech. CalbaTech will work to raise its profile in two acknowledged hot-spots of life science research where we have excellent contacts, Southern California and Scotland. The intention is to develop such a good reputation amongst researcher and research institutions that a steady stream of technologies come to the Company. The Company believes that once the advantages for rapid development funding are combined with liquidity, this will occur. As evidence of the soundness of the general principle, two other companies that are similar in model, though different in application, U-Tek and RCT, have successfully pursued a similar technology identification model and both are publicly traded NASDAQ companies. We believe that this is a relatively underserved market where there is ample room for new entrants offering a route to rapid liquidity and a focus-localized service.

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

Employees

The Company currently has eight employees. The Company does not have any collective bargaining agreements covering any of its employees, has not experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company considers relations with its employees to be good.

ITEM 2. PROPERTIES.

The Company's principal executive and administrative offices are located at 15375 Barranca Parkway, Suite I-101, Irvine, California 92618. The facility consists of approximately 3,000 square feet and is equipped as a general molecular biology and biochemistry lab with is prime purpose being development and testing of DNA micro-array reagents, including a wet lab and cleanroom. There is also sufficient space to support future integration programs whereby reagents can be integrated with the DNA detection platform being developed at UCI.
The current lease expires at the end of July 2004 and has a current yearly rent of $49,365. It is expected that a new lease will be signed at a similar rate. The Company considers these offices to be adequate and suitable for its current needs, but as the Company expands, it expects to expand its facilities and as such, is looking for larger facilities on an ongoing basis.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the last quarter of fiscal year-ended December 2003, the Company did not submit any matters to a vote of security holders.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

The Company's Common Stock has been and is currently traded on the over-the-counter market and quotations are published on the OTC Bulletin Board under the symbol "CLBE". The following table sets forth the range of high and low bid prices of the Common Stock for each fiscal quarterly period. Prices reported represent prices between dealers, do not include retail markups, markdowns or commissions and do not represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2003

                                                 High          Low

Quarter Ended December 31, 2003                    .47         .10
Quarter Ended September 30, 2003                   .85         .20
Quarter Ended June 30, 2003                       2.00         .60
Quarter Ended March 31, 2003                       .15         .05

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2002

                                                 High          Low

Quarter Ended December 31, 2002                    .15         .05
Quarter Ended September 30, 2002                   .15         .05
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

Holders of Common Equity

As of March 31, 2004, there were approximately 280 shareholders of record of the Company's common stock.

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

General Overview

The following a discussion of CabaTech's Plan of Operations.

CalbaTech is in the development stage and is focused on developing and providing products and platforms to the research market, both for biotech and pharmaceutical companies, as well as academic institutions. CalbaTech is concentrating on acquiring, incubating and developing early stage life science based companies that are developing next generation products and technologies, both in the United States and in the United Kingdom. In addition to growth through acquisition, CalbaTech is building an experienced and innovative scientific staff, including several notable members of its Scientific Advisory Board, that intend to contribute breakthrough innovation in areas of biological discovery.

Critical Accounting Policies:

     -  business combinations

     -  stock-based compensation.

Business combinations

The Financial Accounting Standards Boards (FASB) issued Statement of Financial Standards ("SFAS") No. 141, Business Combinations, which established accounting and reporting standards for business combinations and requires that all business combinations be accounted for by the purchase method. Under the purchase method of accounting, the cost, including transaction costs, is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

The judgments made in determining the estimated fair values and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. For example, different classes of assets will have useful lives that differ. Consequently, to the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, there may be less amortization recorded in a given period.

Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions. We use a one-year period following the consummation of acquisitions to finalize estimates of the fair values of assets and liabilities acquired. Two areas, in particular, that require significant judgment are estimating the fair values and related useful lives of identifiable intangible assets. While there are a number of different methods used in estimating the value of acquired intangibles, there are wwo approaches primarily used; the discounted cash flow and market comparison approaches. Some of the more significant estimates and assumptions inherent in the two approaches include; projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. Most of the foregoing assumptions are made based on available historical information.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations.
Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

Results of Operations

The Company's revenues are difficult to forecast and may vary significantly from quarter to quarter and year to year. In addition the Company's expense levels for each quarter are, to a significant extent, fixed in advance based upon the Company's expectation as to the net revenues to be generated during that quarter. The Company therefore is generally unable to adjust spending in a timely manner to compensate for any unexpected shortfall in net revenues. Further as a result of these factors any delay in product introductions, whether due to internal delays or delays caused by third party difficulties, or any significant shortfall in demand in relation to the Company's expectations, would have an almost immediate adverse impact on the Company's operating results and on its ability to maintain profitability in a quarter.

Comparison of the Year Ended December 31, 2003 with the Year Ended December 31, 2002

During the period ended December 31, 2003 the Company began to generate revenues due to the acquisition of Molecula Research Laboratories, LLC as a wholly-owned subsidiary of the Company which had $11,782 in revenues. Additionally, the Company had $44,404 in miscellaneous income. The Company believes that with the infusion of working capital provided in the recent months, and modest continued growth capital support from the Company, Molecula is projected to increase its revenue substantially in 2004. Additionally, the Company anticipates acquiring two other identified companies in 2004, each with current annual revenues exceeding $1,000,000 and profitable. Molecula and the other anticipated acquisitions complement each other and the Company should be able to continue to streamline expenses and combine marketing efforts to achieve greater success in a shorter period of time. The Company believes that the completion of these two acquisitions and an aggressive cross marketing plan between each of the two potential acquisitions and Molecula could result in annual revenues for the Research Reagents Division of approximately $5,000,000.

Cost of revenues consists of direct manufacturing costs and applied overhead expenses for the Molecula's research reagent business, as well as labor costs associated with its service revenue. Cost of revenues as a percentage of net revenues were 48% in the year ended December 31, 2003. The Company had no revenues in the period ended December 31, 2002. The cost of goods sold percentage will fluctuate from quarter to quarter because absorbed overhead increases when volume is decreasing and because labor ratios are less than optimized in manufacturing processes when revenues are lower. As revenues increases, cost of goods sold as a percentage of revenue should become more and more favorable for the company. The overall increase in the cost of goods sold during 2003 is directly attributable to the increase in net revenues.

General and administrative (operating) expenses increased during 2003 due primarily to merger and acquisition expenses as well as to a material increase in the general business activity of the Company. Administrative expenses for consultants, legal costs, audits and accounting services have all increased during these 2003 periods over 2002 and these costs may increase in the coming months. Although certain of the Company's general and administrative expenses are to a significant extent fixed in advance, the Company is making efforts to adjust spending in relation to the expected net revenues and available working capital. Until these expense categories have gone full cycle, the administrative expenses will continue to rise but will become more controlled in relation to sales revenue as the company becomes better funded and revenues increase. The Company has taken significant steps to reduce this amount in 2004 and expects to report a reduction of this number through settlement or the issuance of restricted stock for outstanding liabilities. The Company anticipates that it will report significantly reduced expenses and liabilities in Q1 and Q2 of 2004.

Net Income (Loss)

For the reasons outlined above the Company realized a net loss of $3,789,887 for the year ended December 31, 2003 as compared to a net loss of $92,803 for the period ended December 31, 2002. Also as explained above, the Company has taken significant steps to reduce this amount in 2004 and expects to report a reduction of this number through settlement or the issuance of restricted stock for outstanding liabilities. The Company anticipates that it will report significantly reduce expenses and liabilities in Q1 and Q2 of 2004.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2003 was $17,894 and $26,228 at December 31, 2002. The current assets of the Company decreased from $226,228 at December 31, 2002 to $56,036 at December
31, 2003, due largely to a deposit of $200,000 as of December 31, 2002 related to the acquisition of CalbaTech. As a result of our operating losses for the year ended December 31, 2003, we generated a cash flow deficit of $308,703 from operating activities. We met our cash requirements during this period through the private placement of $110,000 of common stock, $61,276 proceeds from lines of credit, $152,000 net proceeds from issuance of notes payable, and $6,635 in advances from shareholders. The Company has used its working capital to finance ongoing operations and the development and marketing of its products.
In the future, the company intends to evaluate, from time to time, acquisitions of products or companies that could complement the Company's business, expand its product line, or augment its revenues and cash flows.

The Company's success and ongoing financial viability is contingent upon its selling of its products and the related generation of cash flows. However, should it be necessary, Management believes it would be able to meet its cash flow requirements through additional debt or equity financing. There is no assurance that such financing will be available in the future to meet additional capital needs of the Company, or that any such terms or conditions of any such financing would be favorable to the Company. Both the management of the Company's current growth and the expansion of the Company's current business involve significant financial risk and require significant capital investment.

The independent auditors report on the Company's December 31, 2003 financial statements included in this Form states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

New Accounting Pronouncements

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

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 will not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The adoption of this statement did not have a material impact on the Company's financial position.

In December 2003, the FASB issued SFAS No. 132 (revised), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS-AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106. This statement retains the disclosure requirements contained in FASB statement no. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans for June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement will not have a material impact on the Company's results of operations or financial positions.
Twelve Month Plan of Operations

The following Twelve Month Plan of Operation should be read in conjunction with the financial statements and accompanying notes included in this Form 10-KSB.

CalbaTech has accomplished the first part of its mission by filling its R&D pipeline with exciting, next generation products and technologies from which an impressive future revenue stream can be created.

The second part is to build a revenue base to continually support current and future R&D. It is CalbaTech's goal in within the next twelve months to acquire at least two positive revenue generating companies capable not only of sustaining themselves, but also of contributing capital to the other R&D projects undertaken by CalbaTech, as well as providing a proven pathway to commercialization for the products produced through the R&D.

To this end, CalbaTech has identified two reagent companies as potential acquisition candidates for the Research Reagents Division and has had substantive discussions with each of them. Each of these companies has revenue in excess of $1 million with significant positive income. As part of CalbaTech's strategy, we believe each of these companies would enjoy a significant increase in revenue through cross marketing and geographic expansion, both with each other and with Molecula. The Company believes that the completion of these two acquisitions and an aggressive cross marketing plan between each of the two potential acquisitions and Molecula could result in annual revenues for the Research Reagents Division of approximately $5,000,000.

Furthermore, CalbaTech is pursuing joint ventures with two companies that have developed therapies for which they would contract with CalbaTech to develop additional applications to such therapies. In addition to revenue generated from the development contracts, in each instance CalbaTech would receive an exclusive license to market the application within the research market.

In order to implement our business plan and increase revenues, the Company is implementing the following initiatives:

1.) Aggressively negotiate with each of the two identified acquisition candidates within the Research Reagents Division and complete acquisition of each as a wholly, or mostly owned subsidiary of the Company;

2.) Complete agreements for joint ventures to develop new applications to developed therapies within the Cellular Therapies Division;

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

5.) The Company will seek to implement a marketing program with future alliances with Investor Relations (IR) firms, industry experts, media and other key professionals experienced in successfully promoting public corporations;

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

Number of Employees

For the fiscal year ended December 31, 2003, we have relied on the services of outside consultants for services and as of December 31, 2003, the Company has eight employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do not anticipate our employment base will significantly change during the next 12 months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Liquidity and Working Capital Risks; Need for Additional Capital to Finance Growth and Capital Requirements

We have had limited working capital and we may rely upon notes (borrowed funds) to operate. We may seek to raise capital from public or private equity or debt sources to provide working capital to meet our general and administrative costs until net revenues make the business self-sustaining. We cannot guarantee that we will be able to raise any such capital on terms acceptable to us or at all. Such financing may be upon terms that are dilutive or potentially dilutive to our stockholders. If alternative sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans in accordance with the extent of available funding.

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

Continued Control by Current Officers and Directors

At year end the present officers and directors own approximately 66% of the outstanding shares of Common Stock, and therefore are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of the Company, the appointment of officers, and the determination of officers' salaries. Shareholders have no cumulative voting rights. (See Security Ownership of Certain Beneficial Owners and Management) Audit's Opinion Expresses Doubt About The Company's
Ability To Continue As a "Going Concern".

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

ITEM 7. FINANCIAL STATEMENTS.

Financial statements as of and for the year ended December 31, 2003, and for the period ended December 31, 2002 are presented in a separate section of this report following Part IV.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 23, 2003 , upon recommendation of its Board od Directors, the Company dismissed its certifying accountant, Eide Bailly LLP ("Edie"). Edie 's report on the Company's financial statements for of the two fiscal years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with Edie on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, during the two fiscal years ended December 31, 2001 and during the interim period ended January 23, 2003, which, if not resolved to Edie's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report, as required by Item 304(a)(3) of Regulation S-B.
The Company engaged Russell Bedford Stefanou Mirchandani LLP (" Russell Bedford Stefanou Mirchandani") as its certifying accountant as of April 9, 2003 for the Company's fiscal year ending December 31, 2002. The Company has not consulted Russell Bedford Stefanou Mirchandani previously.

ITEM 8A.  CONTROLS AND PROCEDURES.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

     Evaluation of disclosure and controls and procedures. As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls over financial reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

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

Edward H. Deese - President, Chief Operating Officer, Director

Mr. Deese, B.S. Economics (1985) from the University of California, Irvine has been involved in entrepreneurial business development for the past 17 years. Most recently, Mr. Deese has served in several interim capacities for publicly traded companies or subsidiaries thereof. Prior to this, Mr. Deese was a founder, Director, and Chief Financial Officer of Burstein Technologies, Inc., an Irvine, California bio-technology company. At Burstein Technologies, he assisted in raising over $35 million in private equity funding. Prior to Burstein Technologies, Mr. Deese served in a variety of entrepreneurial ventures, including three companies that went public through IPOs.

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

Scientific Advisory Board

The Company has engaged the services of the following individuals as members of its Scientific Advisory Board. Members are encouraged to submit new ideas to the Company and to advise the Company on its business activities, technology and product development.

Kary B. Mullis, Ph.D.

Dr. Kary Mullis received the 1993 Nobel Prize in chemistry for his invention of the polymerase chain reaction (PCR). The process, which Dr. Mullis conceptualized in 1983, is hailed as one of the monumental scientific techniques of the twentieth century. A method of amplifying DNA, PCR multiplies a single microscopic strand of genetic material billions of times within minutes. The process has multiple applications in medicine, genetics, biotechnology, and forensics.
Dr. Mullis has authored several major patents. His patented inventions include the PCR technology and an UV-sensitive plastic that changes color in response to light.

From 1973 to 1977, Dr. Mullis was a postdoctoral fellow in pediatric cardiology at the University of Kansas Medical School, with an emphasis in the areas of angiostensin and pulmonary vascular physiology. From 1977 to 1979, Dr. Mullis did postdoctoral work in pharmaceutical chemistry at the University of California in San Francisco. Dr. Mullis joined the Cetus Corporation in California as a DNA chemist in 1979 where he conducted research on oligonucleotide synthesis and invented the polymerase chain reaction. In 1986, Dr. Mullis was named director of molecular biology at Xytronyx, Inc. in San Diego, where his work concentrated on DNA technology and photochemistry. In 1987, Dr. Mullis began consulting on nucleic acid chemistry for more than a dozen corporations, including: Angenics, Cytometrics, Eastman Kodak, Abbott Labs, Milligen/Biosearch and Specialty Laboratories.

Dr. Mullis holds a Ph.D. from the University of California at Berkeley and a B.S. from the Georgia Institute of Technology.

David O'Bryan, Ph.D.

Dr. O'Bryan, B.S. (1969) from Boston College, Ph.D., Medical Sciences
- Biochemistry from Boston University Medical School, served as a senior vice president at SmithKline Beecham Clinical Labs. Dr. O'Bryan has spent 28+ years working in the clinical testing industry. Dr. O'Bryan is extremely well connected in the diagnostic industry and has significant experience in gaining access to new technology. On behalf of SmithKline Beecham Clinical Labs, he negotiated the first license to PCR from Roche Diagnostics. In the last two years, he secured the first license to HCV nucleic acid testing from Chiron Diagnostics and a license for the exclusive use of patented gene sequences used to diagnose Hereditary Hemachromatosis from Progenitor with an ability to sub license other service providers. Dr. O'Bryan is playing a major role in strategy development.

Gerald C. Huth, Ph.D.

Dr. Huth, Ph.D. in Physics has a long successful history of innovative product development beginning with his invention of the Avalanche Photodetection sensors, and revolutionary invention which replaced photomultiplier tubes with a solid state silicon equivalent. Dr. Huth created and directed the Department of Physics at the University of Southern California where many technologies were created and developed for commercial applications through a long association with the NIH and the DOE. In 1985 Dr. Huth founded Xsirius Scientific, Inc. to commercialize ideas generated by university colleagues around the world. Xsirius Scientific was completed an IPO in 1986 and was listed on NASDAQ. Two subsidiaries of Xsirius were also developed by Dr. Huth and completed IPOs and were listed on NASDAQ. Dr. Huth is actively providing new ideas and intellectual property to CalbaTech.

Paul Heaney, Ph.D.

Dr. Heaney, Ph.D. Medicinal Chemistry, has a successful track record of leading and managing technology innovation, development and product commercialization in many fields of Life Sciences, including Biotechnology, Clinical Diagnostics and Pharmaceutical Discovery. His two most recent companies, Sequenom and Orchid Biosciences, achieved tremendous initial public offering success and are leaders in their fields of genomics, biochemical analysis and lab-on-chip instrumentation. As Executive Vice President of Research and Technology at Sequenom, Dr. Heaney's team was responsible for the development of the highly acclaimed and commercially successful chip-based MassARRAY Genotyping Platform. This platform, which has become the industry standard for Genetic Variation Analysis, was chosen by leaders of the Human Genome Project at the Whitehead Institute and the Sanger Centre.

(b)  Compliance with Section 16(a) of the Exchange Act.
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers and persons holding 10% or more of the Company's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Company's common stock with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.
Based solely on a review of the fiscal year ended December 31, 2003 and subsequently, the Company is unaware that any required reports were not timely filed.

ITEM 10. EXECUTIVE COMPENSATION.

No other executive officer of the Company received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2003 and prior.

                       Summary Compensation Table




                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                  Other           Restricted   Securities
principal                                 annual            stock     underlying      LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)
options/SARs    payouts compensation
  (a)          (b)       (c)      (d)       (e)            (f)          (g)            (h)      (i)

James DeOlden  2003    $142,083(1) 95,000(1) 25,295(1)     $60,000       0              0        0
CEO            2002       0        0         0              0            0              0        0
               2001       0        0         0              0            0              0        0
Edward Deese   2003    $142,083(1) 95,000(1) 25,295(1)     $60,000       0              0        0
President      2002       0        0         0              0            0              0        0
COO            2001       0        0         0              0            0              0        0
John Gordon    2003    $142,083(1) 95,000(1) 25,295(1)     $60,000       0              0        0
CTO            2002       0        0         0              0            0              0        0
               2001       0        0         0              0            0              0        0



(1) Contractual agreements with James DeOlden, Edward Deese and John Gordon as officers have been attached to previous filings. Mr. DeOlden, received only $14,000 in actual cash payments in 2003, Mr. Deese received only $62,500 in actual cash payments in 2003 and Mr. Gordon received $0 in actual cash payments in 2003. As these salaries have not been paid in full, either in payments in restricted stock nor cash, such outstanding amounts have carried over through 2004.

(2) Through the acquisition agreement between CalbaTech and Traffic Tech, restricted shares were issued for all shareholders of the formerly private company, CalbaTech. Such issuance was a tax-free exchange and no value was placed upon those issuances.
Insurance Plans

The Company currently does not provide medical and/or dental plan benefits to any of its employees, but at such time as the Company has the resources necessary to provide such benefits, intends to provide these benefits to its full-time employees.

Other Benefit Plans

Stock Option Plan.

The Company adopted a Stock Option Plan in 2003 and allocated
10,000,000 shares to this plan.  The purpose of this plan will be as follows:

A. Encourage selected employees, directors and consultants to improve operations and increase profits of the Company;

B. Encourage selected employees, directors and consultants to accept or continue employment or association with the Company; and

C. Increase the interest of selected employees, directors and consultants in the Company's welfare through participation in the growth in value of the common stock of the Company..
The Company had not issued any Stock Options pursuant to the Plan included therein to any employees as of December 31, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 31, 2004. This chart reflects the number of shares held by those shareholders controlling more than five percent, those shareholders that are officers and/or directors, as well as a collective group of all of the above.

                                    OWNERSHIP

Name                   Number of Shares of         Approximate Percent
                         Common Stock              of Common Shares Owned

Edward H. Deese           4,787,482                       21.47

James DeOlden             4,978,413                       22.32

John F. Gordon            5,007,218                       22.45

Group: All Officers/
Directors (1)            14,773,113                       66.24

All Shares Outstanding   22,302,902                      100.00

1.  This total number encompasses three persons.

(1) Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

(2) Other than as provided for in Employment Agreements, previously filed, none of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations. The amount owned is based on issued common stock, as well as stock options that are currently exercisable.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the past two years, and not as otherwise disclosed of in any other filing, there have not been any transactions that have occurred between the Company and its officers, directors, and five percent or greater shareholders, unless listed below.

From time to time the Company's officers and shareholders advance funds to the Company. The note payable-related parties balance outstanding was $36,635 and $30,000 as of December 31, 2003 and 2002 respectively. No formal arrangements or repayment terms exist.

Certain of the officers and directors of the Company are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Company and its officers and directors. The Company will attempt to resolve such conflicts of interest in favor of the Company. The officers and directors of the Company are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling the Company's affairs. A shareholder may be able to institute legal action on behalf of the Company or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to the Company.

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

Reports on Form 8-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table sets forth fees billed to us by our auditors during the years ended December 31, 2003 and 2002 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                                  December 31, 2003     December 31, 2002

(i)     Audit Fees                   45,325.90                  0
(ii)    Audit Related Fees                   0                  0
(iii)   Tax Fees                             0                  0
(iv)    All Other Fees                       0                  0

Total fees

     AUDIT FEES. Consists of fees billed for professional services rendered for the audit of CalbaTech's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

     AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of CalbaTech, Inc.'s consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2003 or 2002.

     TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax services provided in fiscal 2003 or 2002.

     ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2003 or 2002.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

     The Company currently does not have a designated Audit
Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

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

Date:  May 4, 2004

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

Date:  May 4, 2004

/s/ Edward Deese
Edward Deese, President and Treasurer

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CalbaTech, Inc.

Dated: May 4, 2004                  By: /s/ James DeOlden
                                       James DeOlden, CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature                  Title                            Date

/s/ James DeOlden        CEO/Secretary/Director            May 4, 2004
James DeOlden

/s/Edward Deese          President/Treasurer/Director      May 4, 2004
Edward Deese

/s/John Gordon, PhD      Vice-President/CTO/Director       May 4, 2004
John Gordon, PhD


                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                         FINANCIAL STATEMENTS AND SCHEDULES

                             DECEMBER 31, 2003 AND 2002

                            FORMING A PART OF ANNUAL REPORT
                   PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934
                                  CALBATECH, INC.

                                   CALBATECH, INC.
                             INDEX TO FINANCIAL STATEMENTS

Index to Financial Statements                                          PAGE

Report of Independent Certified Public Accountants                      F-3

Balance Sheets at December 31, 2003 and 2002                            F-4

Statements of Losses for the year ended December 31, 2003 and the period April 29, 2002 to
December 31, 2002 and the period April 29, 2002 (date of
inception) to December 31, 2003                                         F-5

Statements of Deficiency in Stockholders' Equity for the period
April 29, 2002
(date of inception) to December 31, 2003                          F-6 - F-8

Statements of Cash Flows for the year ended December 31, 2003 and period ended
April 29, 2002 to December 31, 2002 and the period April 29,
2002 (date of inception)
to December 31, 2003                                             F-9 - F-11

Notes to Financial Statements                                    F-12- F-29

                            CERTIFIED PUBLIC ACCOUNTANTS


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Calbatech, Inc.
Irvine, CA 90064


We have audited the accompanying balance sheets of Calbatech, Inc., a development stage company, as of December 31, 2003 and 2002 and the related statements of losses, deficiency in stockholders' equity and cash flows for the year ended December 31, 2003 and the period from April 29, 2002 (date of inception) to December 31, 2002 and for the period April 29, 2002 (date of inception) through December 31, 2003. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Calbatech, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the year ended December 31, 2003 and the period April 29, 2002 (date of inception) to December 31, 2002 and from April 29, 2002 (date of inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note P to the accompanying financial statements, the Company is in the development stage and has not established a source of revenues. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note P. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Russell Bedford Stefanou Mirchandani LLP
Certified Public Accountants
McLean, Virginia
April 13, 2004

                                  CALBATECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS


                                                             December 31,
                                                           2003        2002

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                 $   17,894  $ 26,228
Accounts receivable                                           10,763         -
Deposits                                                           -   200,000
    Total Current Assets                                      28,657   226,228

Property, plant and equipment: (Note D)                       29,542         -
 Less: accumulated depreciation                               (2,163)        -
Total property, plant and equipment                           27,379         -

Total Assets                                                  56,036   226,228

LIABILITIES AND (DEFICIENCY) IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued  expenses (Note L)          1,130,903    64,031
  Capital leases payable - short term portion (Note O)         8,915         -
  Notes payable - banks (Note F)                              61,276         -
  Notes payable (Note E)                                      50,000   100,000
  Convertible notes payable - current portion (Note G)       800,000         -
  Notes payable - related parties (Note K)                    36,635    30,000
    Total Current Liabilities:                             2,087,729   194,031

Long term debt
  Capital leases payable - long term (Note O)                  2,636         -
  Convertible notes payable - long term portion (Note G)           -   115,000
    Total Long Term Liabilities:                               2,636   115,000
(DEFICIENCY) IN STOCKHOLDERS' EQUITY (Note H)
Preferred stock, par value $0.001 per
share; 25,000,000 shares authorized and
0 shares issued and outstanding as of
December 31, 2003 and 2002                                         -         -
Common Stock, par value $0.001 per
share; 99,000,000 shares authorized,
15,856,393 and 9,999,999 shares issued
and outstanding as of December 31, 2003
and 2002 , respectively                                      15,856     10,000
Common stock subscription                                   137,700          -
Additional paid in capital                                1,705,740          -
Treasury stock, at cost                                     (10,935)         -
Accumulated deficit                                      (3,882,690)   (92,803)
  Total (Deficiency) in Stockholders' Equity             (2,034,329)   (82,803)

Total Liabilities and (Deficiency) in
Stockholders' Equity                                         56,036    226,228

               See accompanying notes to financial statements

                                    CALBATECH, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                            CONSOLIDATED STATEMENTS OF LOSSES



                                                                For the Period from    For the Period from
                                                                 April 29, 2002          April 29, 2002
                                      For the Year Ended        (date of inception)    (date of inception)
                                         December 31,             to December 31,        to December 31,
                                             2003                      2002                  2003
REVENUES:
  Net sales                           $        11,782             $            -          $       11,782
  Cost of sales                                (5,634)                         -                  (5,634)
  Gross Profit                                  6,148                          -                   6,148

OPERATING EXPENSES
  General, selling and administrative       2,210,728                     92,125                2,302,853
  Goodwill impairment                       1,226,652                          -                1,226,652
  Depreciation                                  2,163                          -                    2,163
  Total Operating Expenses                  3,439,543                     92,125                3,531,668

LOSS FROM OPERATIONS                       (3,433,395)                   (92,125)              (3,525,520)
  Other Income (Expenses)                      44,403                          -                   44,403
  Interest Expense, net                      (276,561)                      (678)                (277,239)
  Income Taxes                                      -                          -                        -

NET LOSS                                   (3,665,553)                   (92,803)              (3,758,356)

Beneficial conversion
discount-preferred stock dividend            (124,334)                         -                 (124,334)
Net loss available to
common stockholders                        (3,789,887)                   (92,803)              (3,882,690)
Net loss per common share (basic and
assuming dilution)                              (0.32)                     (0.01)

Weighted average common shares
outstanding                                11,885,371                  9,919,027



                    See accompanying notes to financial statements.

                               CALBATECH, INC. ("CTI")
                             (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
               FOR THE PERIOD APRIL 29, 2002 (DATE OF INCEPTION) THROUGH
                                    DECEMBER 31, 2003




                          Pref   Common    Common    Add'L    Treasury   Treasury   Subcrip  Common   Accumu  Total
                 Pref    Shares-  Shares    Shares    Paid     Shares     Stock       tion    Stock   lated   Def. In
                 Shares   Amount            Amount    in                  Amount     Shares   Subscrip Deficit Stock
                                                     Capital                                    tion          Holders
                                                                                                              Equity
Common Shares
of CTI issued
May 1, 2002 to
founders in
exchange of
services rendered
valued at $0.001
per share             -       -    8,599,999 $ 8,600    $     -      -   $       -        -   $     -   $ -   $  8,600
Common shares of CTI
issued May 1, 2002 to
founders in exchange
for cash at $0.001 per
share
                      -       -     1,400,000  1,400          -      -          -         -         -     -      1,400
Net Loss              -       -             -      -          -      -          -         -         -  92,803) (92,803)
Balance at December 31,
2002
                      -       -     9,999,999 10,000          -      -          -         -         - (92,803) (82,803)
Balance of TTI common
shares prior to merger
(post March 28, 2003
reverse split)
                      -       -     1,199,491  1,199          -      -          -         -         -       -    1,199
Issuance of TTI common
stock to CTI founders
in connection with
reverse merger (post
March 28, 2003 reverse
stock split)
                      -       -     5,766,591  5,767          -      -           -        -         -       -     5,767
Issuance of common
stock subscription to
founders in connection
with reverse merger
(post March 28, 2003
reverse stock split)
                      -      -              -      -          -      -           -   3,939,882  3,940       -     3,940
Assumption of treasury
stock in connection
with reverse merger on
March 28, 2003 (post
reverse split)
                      -      -             -       -          -  213,611   (10,935)          -      -       -  (10,935)
Cancellation of common
stock in connection
with reverse merger on
March 28, 2003
                      -      -   (9,999,999) (10,000)         -        -         -           -      -       -  (10,000)
Common Stock issued on
May 2, 2003 for
acquisition at $0.01
per share
                      -      -    3,939,882    3,940          -        -         -   (3,939,882) (3,940)    -         -
Common stock issued on
May 2, 2003 for
services rendered at
$0.59 per share
                      -      -      285,000      285    167,865        -         -            -       -     -   168,150
Common stock issued on
May 2, 2003 to officers
compensation at $0.59
per share
                      -      -      225,000      225    132,525        -         -            -      -      -   132,750
Common stock issued on
May 13, 2003 for
services rendered at
$1.02 per share
                             -       20,000       20     20,380        -         -            -      -      -    20,400
Common stock issued on
June 25, 2003 for
services rendered at
$0.59 per share
                    -       -      107,500       107     63,318        -         -            -      -      -   63,425

                                                  F-6
Issuance of common stock
subscription on July 1,
2002 in connection with
the acquisition of
Molecularware, Inc at
$0.46 per share
                    -       -            -         -          -        -         -    300,000  137,700     -   137,700
Common stock issued on
August 7, 2003 for
services rendered at
$0.27 per share
                    -       -       300,000      300    81,300         -         -          -        -     -   81,600
Common stock issued on
August 18, 2003 for
services rendered at
$0.33 per share
                    -       -       500,000      500   164,500         -         -          -        -     -   165,000
Common stock issued on
September 9, 2003 for
services rendered at
$0.36 per share
                    -       -       100,000      100    35,600         -         -          -        -     -   35,700
Preferred stock issued on
September 29, 2003 in
conversion of notes
payable at $1.00 per
share            117,000  117             -        -   116,883         -         -          -        -     -   117,000
Preferred stock issued on
September 29, 2003 in
payment of interest on
notes payable at $1.00
per share         7,334    7              -        -   7,327           -         -          -        -     -     7,334
Common stock issued on
October 2, 2003 for
services rendered at
$0.40 per share
                      -    -        330,000      330  131,670         -          -          -        -     -   132,000
Sale of common stock on
October 2, 2003 at $0.25
per share
                      -    -         40,000       40    9,960         -          -          -        -       -  10,000
Common stock issued on
November 5, 2003 for
services rendered at
$0.17 per share
                      -    -       300,000       300  50,700          -         -          -        -       -   51,000
Cancellation of
convertible preferred
shares due to debt
forgiveness (Note H)
               (33,403)  (33)            -         - (33,370)         -         -          -        -      -   (33,403)
Common stock issued on
November 19, 2003 for
services rendered at
$0.19 per share
                     -     -       140,000      140  26,460           -         -         -         -      -    26,600
Common stock issued on
December 4, 2003 for
services rendered at
$0.23 per share
                     -     -       440,000      440  100,760          -         -         -         -      -   101,200
Sale of common stock on
December 4, 2003 at $0.25
per share
                     -     -       400,000      400   99,600          -         -         -         -      -   100,000

                                                          F-7
Issuance of
common stock
on December
4, 2003 in
connection
with the
acquisition
of Molecular
Research Labs
at $0.40 per
share
                    -     -        500,000     500  199,500          -          -         -        -      -   200,000
Conversion of
preferred
stock to
common stock
on December
22, 2003 at
a conversion
rate of 13.88
shares of
common per
preferred share
          (90,931)    (91)     1,262,929    1,263   (1,172)         -          -          -       -      -          -
Beneficial
conversion
discount-
preferred
stock
dividend        -       -             -         -  124,334                                               -    124,334
Interest
expenses-
beneficial
conversion of
convertible
debentures
               -       -             -         -   200,000          -         -           -      -      -     200,000
Stock based
compensation
for
the issuance
of stock
options
to
consultants
in exchange
for services
(Note J)
             -      -               -         -     7,600           -        -            -     -      -       7,600
Net Loss
                -                                                                             (3,789,887) (3,789,887)
Balance as of
December 31, 2003
             -     -    15,856,393   15,856  1,705,740  213,611  (10,935)  300,000    137,700  (3,882,690) $(2,034,329)



              See accompanying notes to financial statements.

                                         F-8

                                   CALBATECH, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                For the Period from    For the Period from
                                                                 April 29, 2002          April 29, 2002
                                      For the Year Ended        (date of inception)    (date of inception)
                                         December 31,             to December 31,        to December 31,
                                             2003                      2002                  2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                               $    (3,789,887)          $      (92,803)         $     (3,882,690)
Adjustments to reconcile net
loss to net cash used in
operating activities:
Adjustments for depreciation                     2,163                        -                     2,163
Common stock issued in
connection
with reverse merger, net                       (10,029)                       -                   (10,029)
Common stock subscribed in
connection with acquisition of
 Molecular wave, Inc.                          137,700                        -                   137,700
Common stock issued in
connection with the acquisition
of Molecular Research Labs                     200,000                        -                   200,000
Stock based compensation for
the issuance of stock options
to consultants in exchange for
services (Note J)                                7,600                        -                     7,600
Beneficial conversion discount
-interest expenses in
connection with convertible debt               200,000                        -                   200,000
Beneficial conversion discount
-preferred stock dividend in
connection with convertible debt               124,334                        -                   124,334
Debt issued in connection with
acquisition                                    600,000                        -                   600,000
Debt assumed in connection with
acquisition                                     11,551                        -                    11,551
Common stock issued or
subscribed in connection with
services rendered                              845,075                    8,600                   853,675
Common stock issued for
officers compensation                          132,750                        -                   132,750
Bad debts written off                            9,211                        -                     9,211
Common stock issued as payment
for interest                                     7,334                        -                     7,334
Debt forgiveness- cancellation
of convertible preferred stock
(Note H)                                       (33,403)                       -                   (33,403)
(Increase)decrease in:
Accounts receivable                            (19,974)                       -                   (19,974)
Deposits                                       200,000                 (200,000)                        -
Increase (decrease) in:
Accounts payable                             1,066,872                   64,031                  1,130,903
Net cash used in operating
activities                                    (308,703)                (220,172)                  (528,875)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets                    (29,542)                       -                    (29,542)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of
common stock, net                              110,000                     1,400                   111,400
Proceeds from notes payable- banks              61,276                         -                    61,276
Advances from shareholder                        6,635                    30,000                    36,635
Payments for notes payable                     (52,500)                        -                   (52,500)
Proceeds from issuance of notes payable        204,500                   215,000                   419,500
Net cash provided by financing activities      329,911                   246,400                   576,311

Net (decrease)increase in cash
and cash equivalents:                           (8,334)                   26,228                    17,894

Cash and cash equivalents at
beginning of period                             26,228                         -                         -
Cash and cash equivalents at
end of period                                   17,894                    26,228                    17,894



                       See accompanying notes to financial statements
                                             F-9

                                      CALBATECH, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                    SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS



                                                                For the Period from    For the Period from
                                                                 April 29, 2002          April 29, 2002
                                      For the Year Ended        (date of inception)    (date of inception)
                                         December 31,             to December 31,        to December 31,
                                             2003                      2002                  2003
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash paid during the period
for interest                                     9,912                        -                  9,912
Cash paid during the period for taxes                -                        -                      -
Common stock issued in exchange
for services                                   977,825                    8,600                986,425
Stock based compensation for
the issuance of stock options
to consultants in exchange for
services                                         7,600                        -                  7,600

Common stock issued in
connection with reverse merger, net             10,906                        -                 10,906
Acquisition of Traffic
Technology Inc.
Excess of assets acquired over
liabilities assumed                           (211,997)                       -               (211,997)
Common stock retained                           11,997                        -                 11,997
Treasury stock assumed                         (57,666)                       -                (57,666)
Goodwill impaired                             (257,666)                       -               (257,666)

Acquisition of Molecularware :
Excess of assets acquired
over liabilities assumed                      (23,872 )                       -                (23,872)
Convertible debt issued                       600,000                         -                600,000
Common stock issued                           137,700                         -                137,700
Goodwill impaired                            (713,828)                        -               (713,828)

Acquisition of Molecular
Research Lab :
Excess of liabilities assumed
over assets acquired                           55,158                         -                 55,158

Common stock issued                           200,000                         -                200,000

Goodwill acquired/impaired                   (255,158)                        -               (255,158)



                     See accompanying notes to financial statements
                                            F-10


                                    CALBATECH, INC.
                             (A DEVELOPMENT STAGE COMPANY)
                             NOTES TO FINANCIAL STATEMENTS
                              DECEMBER 31, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

Calbatech Inc, (formerly Traffic Technology Inc.) ("Company") was organized on April 29, 2002 under the laws of the state of Nevada. The Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and is focused on incubating life science based companies that are developing next generation products and technologies.

Also, Company through its subsidiary - Molecula Research Laboratories, LLC is focused on gene function solutions using RNAi technology. Its proprietary computer algorithm - T.A.R.G.E.T.* (The Advanced RNAi Guidance Evaluation Technology) system and 10 years of gene silencing experience, allows Molecula to consistently deliver active RNA duplexes for specific target gene silencing. Molecula also develops and sells numerous research reagents for cell transfection, DNA and RNA purification, protein expression, microarray analysis, gene expression analysis and other innovative and fundamental products.

From its inception through the date of these financial statements the Company has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of December 31, 2003, the Company has accumulated losses of $(3,882,690) which include goodwill impairment of $(1,226,652) for the year ended December 31, 2003.

The consolidated financial statements include the accounts of the Registrant, its wholly owned subsidiary, Molecularware, Inc. and its majority owned subsidiary, Molecula Research Laboratories, LLC and that of Traffic Technology, Inc. with whom the Registrant merged. All significant inter-company transactions and balances have been eliminated in consolidation.

Acquisitions and Capital Restructure

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

Effective with the Agreement, all previously outstanding common stock, preferred stock, options and warrants owned by the Company's stockholders were exchanged for an aggregate of 5,766,591 shares of Traffic's common stock and a common stock subscription of 3,939,882 shares. The value of the stock that was issued was the historical cost of Traffic's net tangible assets, which did not differ materially from their fair value. The value of the 1,199,491 shares of common stock that were retained by Traffic's stockholders was based on the par value of $.001 per share of Traffic's common stock. In accordance with SFAS No. 141, CalbaTech is the acquiring entity.

The total consideration paid was $257,666 and the significant components of the transaction are as follows:

Common stock retained by
Traffic shareholders                   $     11,997
Excess of assets acquired over
liabilities assumed                        (211,997)
Treasury stock assumed
(57,666)
Goodwill impaired                           257,666

On July 1, 2003, the Company acquired Molecularware, Inc., as a wholly owned subsidiary. Molecularware, Inc. was acquired by issuance of common stock subscriptions totaling 300,000 shares valued at the time acquisition at $137,700. In addition, the Company issued 12% convertible debt totaling $600,000 as settlement of the outstanding liabilities of Molecularware, Inc. (Note E). The convertible debt can be converted in to shares of Company's common stock within thirty days after the effective date a registration statement is filed with the Securities and Exchange Commission ("SEC") at a conversion price equal to twenty percent of the closing price of the Company's common stock on the date of the conversion.

The total consideration paid was $713,828 and the significant components of the transaction are as follows:

Common stock issued                $    137,700
Convertible debt issued                 600,000
Excess of assets acquired over
liabilities assumed                     (23,872)
Goodwill impaired                       713,828

In October 2003, the Company acquired Molecula Research Laboratories, LLC (Molecula), Herndon, Virginia, a leading company in gene silencing technologies for gene and protein function studies by acquiring eighty percent of the shares of the company which was held by the CEO of the company. The Company issued 500,000 shares of common stock valued at $200,000 for acquisition. The remaining twenty percent of the shares continue to be held by Media Tech, Inc.

The total consideration paid was $255,158 and the significant components of the transaction are as follows:

Common stock issued                                        $ 200,000
Excess of liabilities assumed over assets acquired            55,158
Goodwill impaired                                            255,158

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

Inventories

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist of products available for sale to distributors and customer. At
December 31, 2003 and 2002, the Company did not have any inventory.

Property and Equipment

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

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

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company expenditures of $71,038 and $0, on research and product development for the year ended December 31, 2003 and for the period April 29, 2002 (date of inception) to December 31, 2002.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company charged to operations $6,590 and $0,as advertising costs for the year ended
December 31, 2003 and for the period April 29, 2002 (date of inception) to December 31, 2002, respectively.

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

Segment Information

The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") in the years ended December 31, 2001 and subsequent years. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and subsequent years.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note J):

                              For the year ended      For the period April 29,
                               December 31, 2003        2002 (date of
                                                          inception to
                                                        December 31, 2002
Net loss - as reported            $ (3,789,887)          $  (92,803)
Add: Total stock based
employee compensation
expense as reported
under intrinsic value
method (APB. No. 25)                         -                    -
Deduct: Total stock
based employee
compensation expense as
reported under fair
value based method (SFAS
No. 123)                                     -                   -
Net loss - Pro Forma                (3,789,887)            (92,803)
Net loss attributable to
common stockholders -
Pro forma                           (3,789,887)            (92,803)
Basic (and assuming
dilution) loss per share
- as reported                            (0.32)              (0.01)
Basic (and assuming
dilution) loss per share
- Pro forma                              (0.32)              (0.01)

Net Loss per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"), specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either anti dilutive, or their effect is not material. There is no effect on earnings per share information for the year ended December 31, 2003 relating to the adoption of this standard.

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of $(3,789,887) and $(92,803) during the year ended December 31, 2003 and during the period April 29, 2002 (date of inception) through December 31, 2002, respectively. The Company's total liabilities exceeded its total assets by $2,059,072 as of December 31, 2003.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At December 31, 2003 and 2002, allowance for doubtful account balance was $0.

New Accounting Pronouncements

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

In April 2003, the FASB issued Statement No.149, "Amendment of Statement of 133 on Derivative Instruments and Hedging Activities ", which amends Statement 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of this statement did not have a material impact on the Company's financial position.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The adoption of this statement did not have a material impact on the Company's financial position.

In December 2003, the FASB issued SFAS No. 132 (revised),
EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106.
This statement retains the disclosure requirements contained in FASB statement no. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement will not have a material impact on the Company's results of operations or financial positions.

Reclassification

Certain prior period amounts have been reclassified for comparative purposes.

NOTE B - IMPAIRMENT OF GOODWILL

The Company has adopted Statement of Financial Accounting
Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS
No. 142) effective April 29, 2002 (date of inception). SFAS No.
142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill amortization to cease and for goodwill to be periodically reviewed for impairment.

Under SFAS No. 142, goodwill impairment occurs if the net book value of a reporting unit exceeds its estimated fair value. The Company has performed impairment tests periodically and has written off $(1,226,652) and $0 for goodwill impairment for the year ended December 31, 2003 and 2002, respectively mainly due to the followings:

     - Significant operating losses

     - Lack of revenues and profitability

As a result of these events and circumstances, Company management believes that more likely than not the fair value of the reporting unit's goodwill has been reduced below its carrying value. As a result, management performed an evaluation of the reporting unit's tangible and intangible assets for purposes of determining the implied fair value of goodwill at various dates. Upon completion of the assessment, management recorded a non-cash impairment charge of $(1,226,652), net of tax, or $(0.10) per share for the year ended December 31, 2003 and $0 or $(0.0) per share for the period from April 29, 2002
(date of inception) to December 31, 2002, to reduce the carrying value of goodwill in this reporting unit to its estimated value of $ 0.

Considerable management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from managements' estimates.

NOTE C - DEPOSIT

On December 12, 2002, the Company had entered into an Agreement and Plan of Exchange ("Agreement") hereby Traffic Technology, Inc. ("Traffic") would acquire the Company in exchange for $200,000. The Agreement was consummated on January 3, 2003 (see Note M). Concurrent with entering into the Agreement, the Company deposited with Traffic an aggregate amount of $200,000, comprised of $100,000 in cash and promissory note payable to significant shareholders of Traffic in the amount of $100,000. In May 2003, $50,000 was paid towards the amount due on the promissory note (see Note E).

NOTE D - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at December 31, 2003 and 2002 are as follows:

                                     2003           2002

Furniture and fixtures               $   1,658      $      -
Equipment                               22,687             -
Computer equipment                       5,197             -

                                        29,542             -
Less:
Accumulated depreciation                 2,163             -
Net property and equipment              27,379             -

The total depreciation expense for the year ended December 31, 2003 and 2002 amounted to $2,163 and $0, respectively.

NOTE E - NOTES PAYABLE

Notes payable at December 31, 2003 and 2002 consists of the following:

                                                    2003      2002
Note payable, $50,000 was
due on or before March
20, 2003 and $50,000 due
on or before June 20,
2003, accrues interest at
18% per annum on past due
amounts only, issued in
connection with the
Agreement subject to
finalization of
liabilities with list of
outstanding creditors.
(Note C). The amount due
in June 2003 is yet to be
paid by the Company and
is now due on demand.                           $ 50,000     $ 100,000
Note payable -shareholder, accrues
interest at 0% per annum,
unsecured (Note K)                                36,635        30,000

                                                  86,635       130,000
Less: current portion                            (86,635)     (130,000)

                                                       -             -

NOTE F - NOTES PAYABLE - BANKS

Notes payable - bank at December 31, 2003 and 2002 consists of the following:

                                                  2003         2002
Bank line of credit,
guaranteed by its
officers, in the amount
of $50,000 and bears
interest at a rate of
10.75% per annum. The
credit calls for the
minimum payment of
interest only.                                   $ 49,500      $      -
Line of credit, guaranteed by its
officers, in the amount
of $12,500 and bears
interest at a rate of
8.50% per annum. The
credit calls for the
minimum payment of
interest only.                                     11,776             -

                                                   61,276             -
Less: current portion                             (61,276)            -

                                                        -           -

NOTE G - CONVERTIBLE NOTES PAYABLE

A summary of convertible promissory notes payable at December
31, 2003 and 2002 is as follows:

                                                    2003         2002
12% convertible debentures, issued in
settlement of the outstanding obligations
of subsidiary; MolecularWare, Inc.,
unpaid principal together with accrued
and unpaid interest is convertible into
shares of the Company's common stock
within thirty days after the effective
date a registration statement is filed
with the Securities and Exchange
Commission ("SEC") at a conversion price
equal to twenty percent of the closing
price of the Company's common stock on
the date of the conversion.                        $600,000     $115,000
10% convertible debentures, is payable
and due on June 10, 2005, unpaid
principal together with accrued and
unpaid interest is, at the option of the holder, convertible into shares of the Company's common stock at any time before maturity, at a conversion price equal to fifty percent of the closing price of the Company's common stock on the date of the conversion. The Company has recorded
$100,000 as beneficial conversion
discount - interest expense during the
year ended December 31, 2003

                                                   100,000             -
10% convertible debentures, is payable on
demand, unpaid principal together with
accrued and unpaid interest is, at the
option of the holder, convertible into
shares of the Company's common stock at
any time at a conversion price equal to
fifty percent of the closing price of the
Company's common stock on the date of the
conversion. The Company has recorded
$100,000 as beneficial conversion
discount - interest expense during the
year ended December 31, 2003
                                                   100,000            -
10% convertible debentures, is payable
and due two years from the date of the
note with the latest maturity date of
December 14, 2004, unpaid principal
together with accrued and unpaid interest
is, at the option of the holder,
convertible into shares of the Company's
common stock within thirty days after the
effective date a registration statement
is filed with the Securities and Exchange
Commission ("SEC") at a conversion price
equal to fifty percent of the closing
price of the Company's common stock on
the date of the conversion.                              -      115,000

                                                   800,000      115,000
Less: current portion                              800,000            -

Convertible note payable- long term                      -      115,000

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

NOTE G - CONVERTIBLE NOTES PAYABLE

Convertible Debentures

Because the conversion price is unknown and contingent upon a future event as of the date of issuance, the Company did not record a beneficial conversion feature. Additionally, the Company did not incur any financing costs in connection with the issuance of the convertible debentures.

During the year ended December 31, 2003, the Company entered into Debentures with sophisticated investors in the principal amounts of $204,500. .

During 2003, the Company offered holders of 10% convertible debenture holder's an option to convert the debentures into convertible preference shares.

In September 2003, note holders totaling to $124,334 including accrued interest payable of $7,334 -10 percent convertible debentures was converted in convertible preferred stock at a valuation price of $1.00 per share and the remaining $2,500 was paid off in October 2003. The Company recorded beneficial conversion discount - preference dividend of $124,334 relating to issuance of convertible preference shares.

In December 2003, the Company cancelled 33,403 convertible preference shares and recorded $33,403 as miscellaneous income due to forgiveness of debt.

In December 2003, the Company issued 1,262,929 shares of common stock for $90,931 convertible preference shares at the rate of
13.88 shares of common stock for each preferred share converted.

During the year ended December 31, 2003; the Company issued $600,000, 12%interest bearing convertible debentures in settlement of the outstanding obligations of subsidiary; MolecularWare, Inc. Debenture holders have the option to convert any unpaid note principal together with accrued and unpaid interest into shares of the Company's common stock within thirty days after the effective date a registration statement is filed with the Securities and Exchange Commission ("SEC") at a conversion price equal to twenty percent of the closing price of the Company's common stock on the date of the conversion. Because the conversion price is unknown and contingent upon a future event as of the date of issuance, the Company did not record a beneficial conversion feature. No other financing costs were incurred by the Company in connection with the issuance of convertible debenture.

NOTE H - COMMON STOCK

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

On March 28, 2003, effective with the Company's Merger with Traffic Technology, Inc. ("Traffic") (see Note C), all previously outstanding common stock, preferred stock, options and warrants owned by the Company's stockholders were exchanged for an aggregate of 5,766,591 shares of the Traffic's common stock. The value of the stock that was issued was the historical cost of Traffic's net tangible assets, which did not differ materially from their fair value. The value of the 1,199,491 shares of common stock that were retained by Traffic Technology, Inc. stockholders was based on the par value of $0.001 per share of the Traffic's common stock (see Note C). The Company also issued a common stock subscription for 3,939,882 shares of common stock in connection with the merger (see Note C).

On April 21, 2003, the Company affected a "fourteen-for-one" reverse stock split of its outstanding shares of common stock. The authorized shares remain unchanged. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split.

On May 2, 2003, the Company issued 510,000 shares of common stock for services rendered at $0.59 per share, which represents the fair value of the services received which did not differ materially from the value of the stock issued. Out of 510,000 shares, 225,000 shares valued at $132,750, were issued to the three officers of the Company towards officers compensation.

On May 13, 2003, the Company issued 20,000 shares of common stock for services rendered at $1.02 per share, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

On June 25, 2003, the Company issued 107,500 shares of common stock for services rendered at $0.59 per share, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

On July 1, 2003, the Company acquired Molecularware, Inc., as a wholly owned subsidiary by issuance of common stock subscriptions totaling 300,000 shares valued at the time acquisition at $137,700. (Note A)

On August, 7, 2003, the Company issued 300,000 shares of common stock for services rendered at $0.27 per share, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

On August 18, 2003, the Company issued 500,000 shares of common stock for services rendered at $0.33 per share, which represents the fair value of the services received which did not differ materially from the value of the stock issued

On September 9, 2003, the Company issued 100,000 shares of common stock for services rendered at $0.36 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In October 2003, the Company issued 330,000 and 40,000 shares of common stock for services rendered at $0.40 and $0.25 per share respectively, which represents the fair value of the services received and which did not differ materially from the value of the stock issued.

In November 2003, the Company issued 300,000 and 140,000 shares of common stock for services rendered at $0.17 and $0.19 per share respectively, which represents the fair value of the services received and which did not differ materially from the value of the stock issued. In December 2003, the Company cancelled 33,403 convertible preference shares and recorded $33,403 as miscellaneous income due to forgiveness of debt.

In December 2003, the Company sold 400,000 shares of common stock at $0.25 per share and issued 500,000 shares of common stock at $0.40 per share in connection with the acquisition of Molecular Research Labs.

In December 2003, the Company issued 440,000 shares of common stock for services rendered at $0.23 which represents the fair value of the services received and which did not differ materially from the value of the stock issued.

In December 2003, the Company issued 1,262,929 shares of common stock in lieu of $90,931 convertible preference shares at the rate of 13.88 shares of common stock for each preferred share converted.

NOTE I - CONVERTIBLE PREFERRED STOCK

The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.001 per share. In September 2003, the Company issued 117,000 shares of convertible preferred stock in conversion of notes payable at $1 per share and 7,334 shares of the same class at $1.00 per share in payment of accrued interest. As of December 31, 2003, the company has converted 90,931 preferred shares into common stock at the rate of 13.88 shares of common stock per preferred share.

NOTE J - STOCK OPTIONS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees at December 31, 2003.




                                        Options Outstanding                     Options Exercisable
Exercise      Number          Weighted Average          Weighted Average
Prices       Outstanding      Remaining Contractual     Exercise Price         Number      Weighted Average
                                  Life (Years)                               Exercisable    Exercise Price
$0.001          300,000                8.92                  $ 0.001               -              $0.001



Transactions involving stock options issued to employees are summarized as follows:


                                      Number of Shares     Weighted Average
                                                            Price Per Share
Outstanding at December  31, 2001
       Granted                                     -            $ -
       Exercised                                   -              -
       Cancelled or expired                        -              -
Outstanding at December  31, 2002            300,000          0.001
       Granted                                     -              -
       Exercised                                   -              -
       Cancelled or expired                        -              -
Outstanding at December 31, 2003             300,000         $0.001

The weighted-average fair value of stock options granted to employees during the year ended December 31, 2003 and 2002 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                  2003        2002
Weighted average grant date
fair value per share:                          $      -      $      -
Significant assumptions
(weighted-average):
Risk-free interest rate at grant date             1.13%           1.64%
Expected stock price volatility                     71%              0%
Expected dividend payout                             0%              0%
Expected option life-years (a)                       9              10

(a)The expected option life is based on contractual expiration dates.

If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No.
123, the Company's proforma net loss and net loss per share would have been $(3,789,887) and $(0.32) , and $(92,863) and
$(0.01) in 2003 and 2002, respectively.

Non-Employee Stock Options

On December 1, 2002, the Company issued 80,000 options to a consultant as incentive to enter into a consulting agreement with the Company for a period of one year. The 80,000 options vest quarterly over a period of three years with an exercise price of $.01 per share and a life of ten years from the date of
grant.   The amount of the expense charged to operations in
connection with granting the options was $7,600 and $0,   for
the year ended December 31, 2003 and for the period from April 29, 2002 (date of inception) to December 31, 2002, respectively.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to consultants at December 31, 2003.




                                        Options Outstanding                     Options Exercisable
Exercise      Number          Weighted Average          Weighted Average
Prices       Outstanding      Remaining Contractual     Exercise Price         Number      Weighted Average
                                  Life (Years)                               Exercisable    Exercise Price
$0.001          80,000               10.0                  $ 0.01               26,667         $0.01



Transactions involving stock options issued to consultants are summarized as follows:

                                      Number of Shares     Weighted Average
                                                            Price Per Share
Outstanding at December 31,  2001
      Granted                                   -               $-
      Exercised                                 -                -
      Cancelled or expired                      -                -
Outstanding at December 31, 2002            80,000            0.01
      Granted                                    -               -
      Exercised                                  -               -
      Cancelled or expired                       -               -
Outstanding at December 31, 2003            80,000           $0.01

The weighted-average fair value of stock options granted to consultants during the year ended December 31, 2003 and for the period April 29, 2002 to December 31, 2002 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:


                                                           2003       2002

Weighted average grant date fair
value per share:                                           $ 0.28       -
Significant assumptions (weighted-average):
Risk-free interest rate at grant date                        1.13%   1.64%
Expected stock price volatility                                71%      0%
Expected dividend payout                                        0%      0%
   Expected option life-years (a)                              10      10

(a)The expected option life is based on contractual expiration dates.

NOTE K - RELATED PARTY TRANSACTIONS

From time to time the Company's officers and shareholders advance funds to the Company. The notes payable-related parties balance outstanding was $36,635 and $30,000 as of December 31, 2003 and 2002, respectively. No formal arrangements or repayment terms exist (see Note E).

The Company entered into various convertible promissory notes
"Debentures") with its officers and shareholders (Note G). These notes were converted into convertible preferred stock at a rate of $1 per share. As of December 31, 2003, the preferred shares were converted to the Company's common stock (Note H).

During the year ended 2003, the company issued 75,000 common shares each, as bonus shares, to three of its officers. Shares were valued at $0.59 per share totaling to $132,750.

NOTE L - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2003 and 2002 are as follows:


                                              2003                2002

Accounts payable                          $    137,412         $        29
Accrued salaries                               841,180              51,100
Accrued vacation                                56,385               8,530
Payroll liabilities                             36,018               3,694
Accrued interest                                59,908                 678
Total                                        1,130,903              64,031

NOTE M- INCOME TAXES

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. At December 31, 2003, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $3,900,000, expiring in the year 2022, that may be used to offset future taxable income. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of December 31, 2003 and 2002 are as follows:
Non current:


                                                      2003        2002

Net operating loss carry forward                 $1,325,000    $  18,000
Valuation allowance                              (1,325,000)     (18,000)
Net deferred tax asset                                    -            -

NOTE N- LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share as of December 31 2003 and 2002, respectively:


                                                     2003          2002

Loss available for common shareholders              $(3,789,887) $ (92,803)
Basic and fully diluted loss per share                   $(0.32)    $(0.01)
Weighted average common shares outstanding           11,885,371   9,919,027

Net loss per share is based upon the weighted average shares of common stock outstanding.

NOTE O- COMMITMENTS AND CONTINGENCIES

Lease Commitments

Operating Lease Commitments

The Company has operating leases for equipment used in its operation with a minimum monthly lease payment due of $1,664 expiring on various dates. Also, the Company leases office space in Irvine, California at a rate of approximately $4,200 per month.

Schedule of future minimum lease payments under operating equipment and premises leases at December 31, 2003 are as follows:

2004              $49,368
2005                  767
Total             $50,135

Rental expenses charged to operations for the years ended December 31, 2003 and 2002 were $34,898 and $0, respectively.

Capital Lease Obligations

The Company leases equipment financed by capital leases. Equipment include the following amounts for capitalized leases at December 31, 2003 and 2002:

                                                     2003          2002
Equipments                                         $  9,500     $        -
Computer equipments                                   3,010              -
                                                     12,510              -
Less accumulated depreciation                           854              -
Total                                                11,656              -

The Company has capital leases for equipment used in its operation. The future minimum lease payments at December 31, 2003 are as follows:

2004          $ 9,991
2005            1,196
2006            1,196
2007            1,021

               13,404

Less: amount
representing
interest       (1,853)

               11,551
Less: current
Portion        (2,636)
Long-term
Portion         8,915

The Company has recorded equipment purchased under non-cancelable leases with an original cost of $12,510 and $0 as of December 31, 2003 and 2002, respectively. Depreciation expenses of $854 And $0, has been charged to operations for the years ended December 31, 2003 and for the period April 29, 2002 to December 31, 2002, respectively.

Binding Letter of Intent

In November 2002, the Company entered into a binding Letter of Intent with Qicc, Ltd. ("Qicc") to purchase an exclusive license for a term of five years. The Company is required to pay Qicc $200,000 for the license with an initial payment of $20,000 to be made on January 14, 2003 and nine equal installments of $20,000 on the 14th of each month thereafter until the balance is paid in full. In addition, Qicc is entitled to royalty payments equal to fifteen percent of gross sales. For the year ended December 31, 2003 and the period April 29, 2002 to December 31, 2002, the Company paid royalty expenses of $8,337 $$0, respectively. At December 31, 2003, the contract with Qicc has been terminated and no other payment is due under the contract.

Employment Agreements

The Company has employment agreements with key employees. In addition to salary and benefit provisions, the agreements include defined commitments should the employees terminate the employment with or without cause.

NOTE P - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the year ended December 31, 2003 and for the period April 29, 2002 (date of inception) through December 31, 2002, the Company has incurred losses of $3,789,887 and $92,803, respectively. In addition, the Company has a deficiency in stockholder's equity of $2,034,329 and $82,803 at December 31, 2003 and 2002, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

                                   EXHIBIT INDEX

Exhibit            Description

2.1         Articles of Incorporation*
2.1.1 Articles of Amendment to Articles of Incorporation, dated September 16, 1998*
2.1.2       Articles of Amendment dated March 20, 2003*
2.1.3       Articles of Merger dated March 20, 2003 for redomicile *
2.1.3.1     Merger Agreement underlying Articles of Merger for redomicile *
2.1.4 Articles of Merger dated March 20, 2003 for merger of subsidiary, CalbaTech, Inc., into Parent, Traffic
            Technology, Inc. with name change to CalbaTech, Inc. post merger *
2.1.4.1 Merger Agreement underlying Articles of Merger for merger of Subsidiary and Parent and concurrent name change *
2.2         Bylaws of Traffic Technology, Inc., a Nevada Corporation *
6.1         Consulting Agreement with Pinnacle West Capital
            Corporation, dated May 30, 2000*
6.2         Distributor Agreement with Layton Solar, dated April 3, 2000*
6.2.1 Amendment to Distributor Agreement with Layton Solar, dated August 24, 2000*
6.3         Distributor Agreement with IMS Industries, dated March 17, 2000*
6.4         Distributor Agreement with Taiwan Signal Technologies
            Co. dated June 30, 2000*
6.5         Distributor Agreements with Artflex, Sinalizacao and
            Viaria Ltd., dated August 7, 2000*
6.6 Distributor Agreement with Supremetech Engineering Co., dated August 15, 2000*
6.7         Consulting Service Agreement for LED Traffic Signal
            Technology Transfer and Licensing with JCI Group, Inc.
            (China), dated January 8, 2001*
6.8         LED Single Lens Traffic Signal Technology Transfer and
            Consulting Service Agreement with JCI Group, Inc. Japan), dated April 25, 2001*
6.9         Form of Distributor Agreement (United States)*
10.1        Employment Agreement for James DeOlden *
10.2        Employment Agreement for Edward Deese *
10.3        Employment Agreement for John Gordon *
10.4        Employment Agreement for David Killen *
10.5        Asset Purchase Agreement (Zoval Enterprises) *
10.6 Agreement and Plan of Reorganization for the acquisition of Molecularware (filed herein)
10.7 Agreement and Plan of Reorganization for the acquisition of Molecula (filed herein)
10.8        Indemnification Agreement - James DeOlden
10.9        Indemnification Agreement - Edward Deese
10.10       Indemnification Agreement - John Gordon
23.1        Consent of RBSM, LLP (filed herein)
24.1        Power of Attorney (filed herein)
31.1        Certification pursuant of Chief Executive Officer to 18 U.S.C.
            Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.
31.2        Certification pursuant of Chief Financial Officer to 18 U.S.C.
            Section 1350, as adopted to Section 906 of the Sarbanes
            Oxley Act of 2002.

*Documents previously filed with the SEC