Form 10QSB
period 2004-03-31
CALBATECH INC
filed 2004-05-17
CIK 1156293

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                     FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH
31, 2004

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

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No___

     As of March 31, 2004, the Company had 22,302,902 shares of common stock issued and outstanding.

                                Table of Contents

                                                                     Page
Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets:
March 31, 2004 and December 31, 2003

Condensed Consolidated Statements of Losses:
Three Months Ended March 31, 2004

Condensed Consolidated Statements of Stockholders' Deficiency:
Three Months Ended March 31, 2004

Condensed Consolidated Statements of Cash Flows:
Three Months Ended March 31, 2004

Notes to Condensed Consolidated Financial Statements:

Item 2.  Management's Discussion And
         Analysis Of Financial Condition
         And Results Of Operations

Item 3   Controls and Procedures

Part II - Other Information

Item 1.  Legal Proceedings

Item 2.  Changes In Securities And Use Of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission Of Matters To A Vote Of Security Holders

Item 5.  Other Information

Item 6.  Exhibits And Reports On Form 8-K

Signature


Item 1. Financial Statements

                                CALBATECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                               March 31,        December 31,
                                                 2004             2003

ASSETS

CURRENT ASSETS:
  Cash                                        $        9,085    $       17,894
  Accounts Receivable                                  7,094            10,763
  Inventory                                            3,843                 -
        Total Current Assets:                         20,022            28,657

Fixed Assets-Net                                      25,906            27,379

                                                      45,928            56,036

             LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued  expenses             435,642         1,130,903
  Capital leases payable-short term portion            6,641             8,915
  Notes payable - banks                               60,856            61,276
  Notes payable                                       50,000            50,000
  Convertible notes payable - current portion        449,087           800,000
  Notes payable - related parties                    105,980            36,635

    Total Current Liabilities:                     1,108,206         2,087,729

Long Term Debt
Capital leases payable - long term                     2,442             2,636
  Convertible notes payable - long term portion            -                 -
    Total Long Term Liabilities                        2,442             2,636

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred Stock, par value $0.001 per share;
25,000,000 shares authorized; no shares
issued and outstanding as of
March 31, 2004 and December 31, 2003 respectfully          -                 -
Common Stock, par value $0.001 per share;
99.000,000 shares authorized, 22,209,000
and 15,856,393shares issued and outstanding
as of March 31, 2004 and December 31, 2003
respectfully                                          22,209            15,856
Common stock subscription                             77,521           137,700
Additional paid in capital                         2,938,050         1,705,740
Treasury stock, at cost                              (10,935)          (10,935)
Accumulated Deficit                               (4,091,565)       (3,882,690)
    Total Deficiency in Stockholders' Equity      (1,064,720)       (2,034,329)

                                                      45,928            56,036

See accompanying notes to the unaudited condensed consolidated financial information


                                  CALBATECH, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                  (unaudited)

                                                                                        Period from
                                                                                       April 29, 2002
                                                    Three months ended              (date of inception)
                                                  March 31,       March 31,             to March 31,
                                                    2004           2003                    2004
REVENUES:
  Net Sales                                       $       17,276  $      -           $       29,058
  Cost of sales                                           (7,265)        -                  (12,899)
  Gross Profit                                            10,011         -                   16,159

OPERATING EXPENSES
  Selling and administrative                             579,606   208,623                2,882,459
  Merger and acquisition costs                                 -   257,666                1,226,652
 Depreciation                                              2,549         -                    4,712
  Total Operating Expenses                               582,155   466,289                4,113,823

LOSS FROM OPERATIONS                                    (572,144) (466,289)              (4,097,664)
  Other Income                                             6,724         -                   51,127
  Reduction in liability from settlement of
debt with acquisition                                    372,283         -                  372,283
  Interest (expense), net                                (15,738)        -                 (292,977)

Net Loss before income taxes                            (208,875) (466,289)              (3,967,231)

Income taxes                                                   -         -                        -

NET (LOSS) INCOME                                       (208,875) (466,289)              (3,967,231)

Beneficial conversion discount-preferred
stock dividend                                                 -         -                 (124,334)

Net loss available to common stockholders               (208,875) (466,289)              (4,091,565)

Net loss per common share (basic and assuming
dilution)                                                  (0.01)    (0.07)                   (0.38)

Weighted average common shares outstanding            18,528,332 6,966,082               10,529,122


See accompanying notes to the unaudited condensed consolidated financial information



                                CALBATECH, INC. ("CTI")
                             (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
  FOR THE PERIOD APRIL 29, 2002 (DATE OF INCEPTION) THROUGH MARCH 31 ,2004
                                    (Unaudited)


                                                     Addl               Treasury           Common
                   Pref    Stock    Common   Stock  Paid in   Treasury   Stock    Subscrip  Stock   Accum
                  Shares   Amount   Shares   Amount Capital    Shares    Amount    Shares  Subscrip  Deficit  Total
Common Shares
of CTI issued
May 1, 2002 to
founders in
exchange of
services
rendered
valued at
$0.001 per
share                 -    $    -  8,599,999 $ 8,600 $     -         -   $     -         -  $    -   $     -   $  8,600
Common shares
of CTI issued
May 1, 2002 to
founders in
exchange for
cash at $0.001
per share
                      -         -  1,400,000   1,400       -         -         -         -       -         -     1,400
Net Loss              -         -          -       -       -         -         -         -       -   (92,803)  (92,803)
Balance at
December 31,
2002                  -         -  9,999,999  10,000       -         -         -         -       -   (92,803)  (82,803)
Balance of TTI
common shares
prior to
merger (post
March 28, 2003
reverse split)       -          -  1,199,491   1,199       -         -         -         -       -         -     1,199
Issuance of
TTI common
stock to CTI
founders in
connection
with reverse
merger (post
March 28, 2003
reverse stock
split)
                    -          -  5,766,591   5,767        -         -         -         -        -        -     5,767
Issuance of
common stock
subscription
to founders in
connection
with reverse
merger (post
March 28, 2003
reverse stock
split)             -          -           -       -        -         -         - 3,939,882    3,940        -     3,940
Assumption of
treasury stock
in connection
with reverse
merger on
March 28, 2003
(post reverse
split)
                  -           -           -       -        -   213,611  (10,935)         -        -        -   (10,935)
Cancellation
of common
stock in
connection
with reverse
merger on
March 28, 2003
                 -           -   (9,999,999) (10,000)      -         -        -          -        -        -   (10,000)
Common Stock
issued on May
2, 2003 for
acquisition at
$0.01 per
share
                 -           -   3,939,882    3,940       -         -         -  (3,939,882) (3,940)       -         -
Common stock
issued on May
2, 2003 for
services
rendered at
$0.59 per
share            -           -    285,000       285  167,865        -         -           -       -        -   168,150
Common stock
issued on May
2, 2003 to
officers
compensation
at $0.59 per
share                             225,000       225  132,525        -         -           -       -        -   132,750
Common stock
issued on May
13, 2003 for
services
rendered at
$1.20 per
share           -           -     20,000         20   20,380        -         -           -       -        -    20,400
Common stock
issued on June
25, 2003 for
services
rendered at
$0.70 per
share           -          -    107,500        107   63,318         -         -           -       -        -    63,425
Subtotal
                -          - 11,543,464     11,543  384,088   213,611    (10,935)         -       -   (92,803) 291,893
Issuance of
common stock
subscription
on July 1,
2002 in
connection
with the
acquisition of
Molecularware,
Inc at $0.46
per share
               -          -           -          -        -          -         -   300,000  137,700         -  137,700
Common stock
issued on
August 7, 2003
for services
rendered at
$0.27 per
share           -         -     300,000        300   81,300          -         -         -        -         -   81,600
Common stock
issued on
August 18,
2003 for
services
rendered at
$0.33 per
share           -         -     500,000        500  164,500          -         -         -        -         -  165,000
Common stock
issued on
September 9,
2003 for
services
rendered at
$0.36 per
share           -         -     100,000        100   35,600         -         -         -         -        -   35,700
Preferred
stock issued
on September
29, 2003 in
conversion of
notes payable
at $1.00 per
share     117,000      117            -          -  116,883         -         -         -         -       -   117,000
Preferred
stock issued
on September
29, 2003 in
payment of
interest on
notes payable
at $1.00 per
share      7,334        7             -          -   7,327          -         -         -         -       -     7,334
Common stock
issued on
October 2,
2003 for
services
rendered at
$0.40 per
share           -       -       330,000       330 131,670           -         -         -        -        -   132,000
Sale of common
stock on
October 2,
2003 at $0.25
per share
                -       -        40,000        40   9,960           -         -         -        -        -    10,000
Common stock
issued on
November 5,
2003 for
services
rendered at
$0.17 per
share
              -        -       300,000       300  50,700            -        -         -         -        -    51,000
Cancellation
of preferred
shares due to
debt
forgiveness
        (33,403)     (33)            -         - (33,370)           -        -         -         -        -   (33,403)
Common stock
issued on
November 19,
2003 for
services
rendered at
$0.19 per
share         -        -       140,000      140  26,460            -         -         -         -        -    26,600
Common stock
issued on
December 4,
2003 for
services
rendered at
$0.23 per
share        -         -       440,000     440 100,760             -         -         -         -        -   101,200
Sale of common
stock on
December 4,
2003 at $0.25
per share
            -         -        400,000     400  99,600             -         -         -         -        -   100,000
Issuance of
common stock
on December 4,
2003 in
connection
with the
acquisition of
Molecular
Research Labs
at $0.40 per
share         -       -        500,000     500 199,500             -         -         -         -         -   200,000
Conversion of
preferred
stock to
common stock
on December
22, 2003 at a
conversion at
a conversion
rate of 13.88
shares of
common per
preferred
share    (90,931)   (91)     1,262,929   1,263  (1,172)            -          -        -         -        -        -
Beneficial
interest
adjustment for
convertible
debts
              -       -              -       -  200,000            -          -        -         -        -    200,000
Beneficial
preferred
stock dividend
             -        -              -       -  124,334            -          -        -         -        -    124,334
Stock based
compensation
for the
issuance of
stock options
to consultants
in exchange
for services
             -        -              -       -   7,600            -           -        -         -        -      7,600
Net Loss
             -        -              -               -            -           -        -         -3,789,887)(3,789,887)
Balance as of
December 31,
2003
             -        -     15,856,393  15,856 1,705,740     213,611    (10,935) 300,000 137,700 (3,882,690)(2,034,329)
Common stock
issued on
January 27,
2004 for
services
rendered at
$0.15 per
share
            -         -       300,000      300    44,700          -          -        -       -          -      45,000
Sale of common
stock on
February 23,
2004 for $0.25
per share
           -         -       140,000       140   34,860           -          -        -       -         -       35,000
Common stock
issued on
February 23,
2004 for
acquisition at
$0.459 per
share      -         -       131,109       131   60,048           -         -   (131,109) (60,179)      -            -
Common stock
issued on
February 23,
2004 for
license rights
at $0.19 per
share
           -         -      100,000        100   18,900           -         -          -        -       -       19,000
Common stock
issued on
February 23,
2004 for
services
rendered at
$0.19 per
share
           -        -      915,000         915  172,935          -         -           -       -        -      173,850
Common stock
issued on
February 23,
2004 for
officers
compensation
at $0.19 per
share
           -        -   4,766,498       4,767  900,867          -          -           -        -        -     905,634
Net Loss
           -        -           -           -        -          -          -           -        -  (208,875)  (208,875)
Balance at
March 31, 2004
           -        -   22,209,000     22,209 2,938,050   213,611    (10,935)     168,891 77,521 (4,091,565)(1,064,720)


See accompanying notes to the unaudited condensed consolidated financial information


                                    CALBATECH, INC.
                             (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                                                        Period from
                                                                                       April 29, 2002
                                                    Three months ended              (date of inception)
                                                  March 31,       March 31,             to March 31,
                                                    2004           2003                    2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                          $    (208,875)  $    (466,289)         $    (4,091,565)
Adjustments to reconcile net loss to
net cash used in operating activities:
Adjustments for depreciation                              2,549               -                    4,712
Common stock issued in connection with
reverse merger, net                                           -          97,063                  (10,029)
Common stock subscribed in connection
with acquisition of MolecularWare, Inc.                       -               -                  137,700
Reduction in  common stock subscribed
due to issuance of common stock                         (60,179)
Common stock issued in connection with
the acquisition of MolecularWare, Inc                    60,179
Common stock issued in connection with
the acquisition of Molecular Research Labs                    -               -                  200,000
Stock based compensation for issuance
of stock options to consultants in
exchange for services                                         -               -                    7,600
Beneficial conversion discount-
interest expenses in connection with
convertible debt                                              -               -                  200,000
Beneficial conversion discount-
preferred stock dividend in connection
with convertible debt                                         -               -                  124,334
Debt issued in connection with
acquisition                                                   -               -                  600,000
Debt reduction from settlement of debt
issued with acquisition                                (350,913)              -                 (350,913)
Debt assumed in connection with
acquisition                                                   -               -                   11,551
Common stock issued in connection with
license acquisition                                      19,000               -                   19,000
Common stock issued or subscribed in
connection with services rendered                       218,850               -                1,072,525
Common stock issued for officer
compensation                                            905,634               -                1,038,384
Bad debts written off                                         -               -                    9,211
Preferred stock issued as payment for interest                -               -                    7,334
Debt forgiveness-cancellation of
convertible preferred stock                                   -                                  (33,403)
(Increase) decrease in:
Accounts receivable                                       3,669               -                  (16,305)
Inventory                                                (3,843)              -                   (3,843)
Deposits                                                      -         200,000                        -
Prepaid expenses                                              -         (40,287)                       -
Increase (decrease) in:
Accounts payable and accrued expenses                   (695,263)       177,175                  435,640
Net cash provided by (used in)
operating activities                                    (109,192)       (32,338)                (638,067)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition for fixed assets                              (1,076)             -                  (30,618)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net               35,000              -                  146,400
Proceeds from lines of credit                                  -              -                   61,276
Advances from shareholder                                 69,345              -                  105,980
Payment on notes payable                                  (2,886)             -                  (55,386)
Proceeds from issuance of notes payable                        -         17,000                  419,500
Net cash provided by financing activities                101,459         17,000                  677,770

Net increase (decrease) in cash and
cash equivalents:                                         (8,809)       (15,338)                   9,085
Cash and cash equivalents at beginning of period          17,894         26,228                        -
Cash and cash equivalents at end of period                 9,085         10,890                    9,085

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest                   2,086              -                   11,998
Cash paid during the period for taxes                          -              -                        -
Common stock issued in exchange for services           1,124,484              -                2,110,909
Stock based compensation for
issuance of stock options to
consultants in exchange for services                           -              -                    7,600
Common stock issued in connection
with reverse merger, net                                       -         97,063                   10,906

Acquisition of Traffic Technology, Inc.
Excess of assets acquired over liabilities assumed             -       (211,997)                (211,997)
Common stock retained                                          -         11,997                   11,997
Treasury stock assumed                                         -        (57,666)                 (57,666)
Goodwill impaired                                              -       (257,666)                (257,666)
Acquisition of Molecularware:
Excess of assets acquired over
liabilities assumed                                            -              -                  (23,872)
Liability reduction for settlement of debt              (350,913)             -                 (350,913)
Convertible debt issued                                        -              -                  600,000
Common stock issued                                            -              -                  137,700
Goodwill impaired                                              -              -                 (713,828)
Acquisition of Molecula Research Lab:
Excess of assets acquired over
liabilities assumed                                            -              -                   55,158
Common stock issued                                            -              -                  200,000
Goodwill impaired                                              -              -                 (255,158)


See accompanying notes to the unaudited condensed consolidated financial information


                                CALBATECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2004 and 2003
                                  (unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

CalbaTech Inc, (formerly Traffic Technology Inc.) ("Company") was organized on April 29, 2002 under the laws of the state of Nevada. The Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and is focused on developing and providing products and platforms to the research market, both for biotech and pharmaceutical companies, as well as academic institutions.

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

From its inception through the date of these financial statements the Company has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of March 31, 2004, the Company has accumulated losses of $4,091,565.

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

The total consideration paid was $257,666 and the significant components of the transaction are as follows:

Common stock retained by
Traffic shareholders            $   11,997
Excess of assets acquired over
liabilities assumed               (211,997)
Treasury stock assumed             (57,666)
Goodwill impaired                 $257,666

On July 1, 2003, the Company acquired Molecularware, Inc., as a wholly owned subsidiary. Molecularware, Inc. was acquired by issuance of common stock subscriptions totaling 300,000 shares valued at the time acquisition at $137,700. In addition, the Company issued 12% convertible debt totaling $600,000 as settlement of the outstanding liabilities of Molecularware, Inc. The convertible debt can be converted in to shares of Company's common stock within thirty days after the effective date a registration statement is filed with the Securities and Exchange Commission ("SEC") at a conversion price equal to twenty percent of the closing price of the Company's common stock on the date of the conversion. In the quarter ended March 31, 2004; the Company settled $445,051 of the convertible debt for $95,138 resulting in a reduction in convertible debt of $350,913 and related accrued interest reduction of $21,370.

The total consideration paid was $713,828 and the significant components of the transaction are as follows:

Common stock issued                $ 137,700
Convertible debt issued              600,000
Excess of assets acquired over
liabilities assumed                  (23,872)
Goodwill impaired                    713,828
Less subsequent convertible
debt reduction                      (350,913)

                                    $362,915

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

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company had expenditures of $10,738 and $81,776, on research and product development for the three months ended March 31, 2004 and for the period April 29, 2002 (date of inception) to March 31, 2004, respectively.

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

Net Loss per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"), specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either anti dilutive, or their effect is not material. There is no effect on earnings per share information for the year ended March 31, 2004 relating to the adoption of this standard.

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of $208,875 and $3,967,231 during the three months ended March 31, 2004 and during the period April 29, 2002 (date of inception) through March 31, 2004, respectively. The Company's total liabilities exceeded its total assets by $1,064,720 as of March 31, 2004.

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

New Accounting Pronouncements

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

NOTE B - COMMON STOCK

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

In January 2004, the Company issued 300,000 shares of common stock for services rendered at $0.15 per share, which represents the fair value of the services received and which did not differ materially from the value of the stock issued.

In February 2004, the Company issued 5,681,498 shares of common stock for services rendered at $0.19 per share, which represents the fair value of the services received and which did not differ materially from the value of the stock issued.

In February 2004, the Company issued 100,000 shares of common stock in connection with an acquisition of a license, which did not differ materially from the value of the stock issued.

In February 2004, the Company sold 140,000 shares of common stock at $0.25 per share

In February 2004, the Company issued 131,109 shares of common stock in connection with the acquisition of Molecularware, Inc.

NOTE C - CONVERTIBLE PREFERRED STOCK

The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.001 per share. The are no outstanding shares as of March 31, 2004 and December 31, 2003.

NOTE D - RELATED PARTY TRANSACTIONS

From time to time the Company's officers and shareholders advance funds to the Company. The notes payable-related parties balance outstanding was $105,980 and $36,635 as of March 31, 2004 and December 31, 2003,
respectively.  No formal arrangements or repayment terms exist.

NOTE E - CONVERTIBLE NOTES PAYABLE

A summary of convertible promissory notes payable at March 31, 2004 and December 31, 2003 are as follows:

                                                      March 31     December 31
                                                        2004           2003
12% convertible debentures, issued in
settlement of the outstanding obligations
of subsidiary; MolecularWare, Inc.,
unpaid principal together with accrued
and unpaid interest is convertible into
shares of the Company's common stock
within thirty days after the effective
date a registration statement is filed
with the Securities and Exchange
Commission ("SEC") at a conversion price
equal to twenty percent of the closing
price of the Company's common stock on
the date of the conversion.                            $249,087   $600,000

10% convertible debentures, is payable
and due on June 10, 2005, unpaid
principal together with accrued and
unpaid interest is, at the option of the
holder, convertible into shares of the
Company's common stock at any time before
maturity, at a conversion price equal to
fifty percent of the closing price of the
Company's common stock on the date of the
conversion. The Company has recorded
$100,000 as beneficial conversion
discount - interest expense during the
year ended December 31, 2003                           100,000    100,000

10% convertible debentures, is payable on
demand, unpaid principal together with
accrued and unpaid interest is, at the
option of the holder, convertible into
shares of the Company's common stock at
any time at a conversion price equal to
fifty percent of the closing price of the
Company's common stock on the date of the
conversion. The Company has recorded
$100,000 as beneficial conversion
discount - interest expense during the
year ended December 31, 2003                           100,000    100,000

                                                        449,087   800,000
Less: current portion                                   449,087   800,000

Convertible note payable- long term                           -         -

In the three months ended March 31, 2004, the Company settled $446,051 of the outstanding 12% convertible debentures issued in connection with the acquisition of MolecularWare, Inc. for $95,138 resulting in a reduction in the convertible debenture of $350,913 and a current period adjustment to income of $372,283, inclusive of a reversal of interest previously accrued.

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

General Overview

The following is a discussion of CabaTech's Plan of Operations.
CalbaTech is in the development stage and its efforts have been principally devoted to developing and providing products and platforms to the research market, both for biotech and pharmaceutical companies, as well as academic institutions.

Revenues

CalbaTech has generated revenues of $17,276 and $29,058 from operations for the quarter ended March 31, 2004 and during the period April 29, 2002 (date of inception) through March 31, 2004, respectively. We believe we will begin earning significant revenues from operations in the coming year as the Company transitions from a development stage company to that of an active growth and acquisition stage company.

Cost of revenues consists of direct manufacturing costs and applied overhead expenses for Molecula's research reagent business, as well as labor costs associated with its service revenue. The cost of revenues as a percentage of net revenues was 42% for the quarter ended March 31, 2004, down from 48% for the year ended December 31, 2004. The cost of goods sold percentage will fuluctuate from quarter to quarter because absorbed overhead increases when volume is decreasing and because labor ratios are less than otpimized in manufacturing processes when revenues are lower. As revenues increase, cost of goods sold as a percentage of revenue should become more and more favorable for the Company.

Costs and Expenses

From its inception through March 31, 2004, CalbaTech has incurred losses of $4,091,565, which includes merger and acquisition expenses of $1,226,652. The expenses not related to acquisition expenses were associated principally with equity-based compensation to employees and consultants, development costs and professional services.

Reduction in Liabilities

During the quarter ended March 31, 2004 the total current liabilities of the Company decreased from $2,087,729 at December 31, 2004 to $1,108,206, a reduction of $979,523. This reduction was due in part to the settlement of $445,051 in convertible debt related to the acquisition of Molecularware, Inc. for $95,138. Additionally, the officers of the Company, expressing a belief in the long term prospects of the Company, converted $905,634 in current debt owned them to 4,766,498 restricted shares of Common Stock.

Liquidity and Capital Resources

As of March 31, 2004, CalbaTech had current assets of cash, accounts receivable, and inventory totaling $20,022. As a result of our operating losses, for the three months ended March 31, 2004, we generated a cash flow deficit of $109,192 from operating activities. We met our cash requirements during this period through the net financing activities of $101,459. The Company has used its working capital to finance ongoing operations and the development and marketing of its products. In the future, the company intends to evaluate, from time to time, acquisitions of products or companies that could complement the Company's business, expand its product line, or augment its revenues and cash flows.

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

The independent auditors report on the Company's and CabaTech's December 31, 2003 financial statements included in this Form states that the Company's recurring losses raise substantial doubts about
the Company's ability to continue as a going concern.   Nevertheless,
by adjusting its operations and development to the level of capitalization , management belives it has suffucient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

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

Research Reagents Division

The Research Reagents Division is dedicated to meeting the needs of research scientists in the pharmaceutical, biotech, medical and academic research sectors by providing cell and molecular biology reagents and associated consumables. Molecula (VA), a wholly-owned subsidiary of the Company, is actively expanding its product range in siRNA. This builds upon its well-established reputation as a designer and supplier of active antisense oligonucleotides. The Company has also licensed the North American rights to distribute QICC's (United Kingdom) range of immuno-histochmistry accessories and reagents. Further acquisitions are planned to extend the overall product range offered by this division. The following has been accomplished within this Division to date:

     - CalbaTech acquired Molecula Research Laboratories, LLC, a reagent company in Herndon Virginia. Molecula is focused on gene function solutions using RNAi technology. Their proprietary computer algorithm - T.A.R.G.E.T.? (The Advanced RNAi Guidance Evaluation Technology) system and 10 years of gene silencing experience, allows Molecula to consistently deliver active RNA duplexes for specific target gene silencing.

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

     - CalbaTech is exclusively licensed to distribute Qicc, Ltd. products in North America and Japan. The Company has the option to acquire majority ownership in Qicc, Ltd. which is based in Scotland. Qicc has designed a staining system that significantly speeds up and improves the efficiency of manual ICC and other common lab procedures. ICC is known as IHC in the US, and is a collective term given to a series of diagnostic techniques that use antibodies to fix and stain cells and tissue sections to determine the presence of disease. QiccStain? IHC kits are FDA cleared Class 1 devices. Please see www.Qicc.co.uk.

Cellular Therapies Division

The Cellular Therapies Division covers a wide range of cell-based research projects with CalbaTech dedicated to delivery of cell based clinical therapies. Specifically, these include cardiovascular stem cell therapy for recovery post myocardial infarction, islet cell logistics support for diabetes, and stem cell logistics for long term health monitoring. The Company believes this is an emerging market in which there are major opportunities for new entrants to establish new standards through novel stem cell research techniques and business models. The Company is positioning itself through strategic research initiatives to identify and take advantage of such opportunities as they emerge from the interaction between fundamental research and an evolving regulatory environment. The first action within this Division was as follows:

     - CalbaTech acquired iStem Technologies, which is developing intellectual property relating to the efficient and effective delivery of stem cells to diseased or dead areas of the heart. Dr. Jason Van Tassel, M.D. is the inventor of this platform technology that, through the utilization of an application to an endoscope, delivers stem cells to infracted areas of the heart. The intellectual property is based upon an endoscope, one of the least invasive tools to operate on the heart, and stem cells, delivered to infracted cardiac tissue, which will stimulate re-generation of tissue. This device should allow for effective and efficient delivery of stem cells heart tissue to promote regeneration. CalbaTech is currently seeking collaborative partners for this innovative device.

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

The Company does not intend to be limited to UK or university derived technologies. It will work diligently to identify technologies developed in it own backyard through use of its own network. During the last five years, the Company's officers and directors have worked within the financial and emerging growth community and have developed potential leads to developing technology companies in need of financing or acquisition. Much of that accomplished to date has resulted from this experience.

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

Facilities

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

Acquisition or Disposition of Plant and Equipment

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. Other than as disclosed herein, we do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months.

Number of Employees

From CalbaTech's inception through the period ended March 31, 2004, we have relied on the services of outside consultants for services and currently, the Company has eight employees that would consider themselves full-time. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do not anticipate our employment base will significantly change during the next 12 months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

The independent auditor's report issued in connection with the audited financial statements of CalbaTech for the period ended December 31, 2003, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations. If the Company is unable to develop its operations, the Company may have to cease to exist, which would be detrimental to the value of the Company's common stock. The Company can make no assurances that its business operations will develop and provide the Company with significant cash to continue operations.

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

ITEM 3.  CONTROLS AND PROCEDURES

We have implemented and maintain disclosure controls and procedures which consist of: the control environment, risk assessment, control activities, information and communication and monitoring. Our scope of internal control therefore extends to policies, plans procedures, processes, systems, activities, initiatives, and endeavors required of a company with our limited transactions, revenues, expenses, and operations. These controls and procedures are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect the controls subsequent to the date of the evaluation referenced below.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision of Mr. Edward Deese and Mr. James DeOlden, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, Mr. Deese and Mr. DeOlden concluded that, given the Company's limited operations, our disclosure controls and procedures were effective."

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

The Registrant had no sales of unregistered securities during the three-month period ending March 31, 2004 other than disclosed herein.

Use of Proceeds.

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three-month period ending March 31, 2004 other than as disclosed herein.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K. No reports on Form 8-K were filed during the three-month period covered in this Form 10-QSB other than disclosed below.

(b) Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index.

                           EXHIBIT INDEX
Exhibit No.     Description

2.1         Articles of Incorporation*
2.1.1 Articles of Amendment to Articles of Incorporation, dated September 16, 1998*
2.1.2       Articles of Amendment dated March 20, 2003*
2.1.3       Articles of Merger dated March 20, 2003 for redomicile *
2.1.3.1     Merger Agreement underlying Articles of Merger for redomicile *
2.1.4 Articles of Merger dated March 20, 2003 for merger of subsidiary, CalbaTech, Inc., into Parent, Traffic
            Technology, Inc. with name change to CalbaTech, Inc. post merger *
2.1.4.1 Merger Agreement underlying Articles of Merger for merger of Subsidiary and Parent and concurrent name change *
2.2         Bylaws of Traffic Technology, Inc., a Nevada Corporation *
6.1         Consulting Agreement with Pinnacle West Capital
            Corporation, dated May 30, 2000*
6.2         Distributor Agreement with Layton Solar, dated April 3, 2000*
6.2.1 Amendment to Distributor Agreement with Layton Solar, dated August 24, 2000*
6.3         Distributor Agreement with IMS Industries, dated March 17, 2000*
6.4         Distributor Agreement with Taiwan Signal Technologies
            Co., dated June 30, 2000*
6.5         Distributor Agreements with Artflex, Sinalizacao and
            Viaria Ltd., dated August 7, 2000*
6.6 Distributor Agreement with Supremetech Engineering Co., dated August 15, 2000*
6.7         Consulting Service Agreement for LED Traffic Signal
            Technology Transfer and Licensing with JCI Group, Inc.
            (China), dated January 8, 2001*
6.8         LED Single Lens Traffic Signal Technology Transfer and
            Consulting Service Agreement with JCI Group, Inc. Japan), dated April 25, 2001*
6.9         Form of Distributor Agreement (United States)*
10.1        Employment Agreement for James DeOlden *
10.2        Employment Agreement for Edward Deese *
10.3        Employment Agreement for John Gordon *
10.4        Employment Agreement for David Killen *
10.5        Asset Purchase Agreement (Zoval Enterprises) *
10.6 Agreement and Plan of Reorganization for the acquisition of Molecularware *
10.7 Agreement and Plan of Reorganization for the acquisition of Molecula *
10.8        Indemnification Agreement - James DeOlden *
10.9        Indemnification Agreement - Edward Deese *
10.10       Indemnification Agreement - John Gordon *
24.1        Power of Attorney (filed herein)
31.1        Certification pursuant of Chief Executive Officer to 18
            U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.
31.2        Certification pursuant of Chief Financial Officer to 18
            U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.

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

Date:  May 17, 2004

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

Date:  May 17, 2004

 /s/ Edward Deese
Edward Deese, CFO

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature                   Title                            Date

/s/ James DeOlden       CEO/Secretary/Director          May 17, 2004
James DeOlden

/s/Edward Deese         President/Treasurer/Director    May 17, 2004
Edward Deese

/s/John Gordon, PhD     Vice-President/CTO/Director     May 17, 2004
John Gordon, PhD