Form 10QSB
period 2004-06-30
CALBATECH INC
filed 2004-08-19
CIK 1156293

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE
30, 2004

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

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No___

     As of June 30, 2004, the Company had 23,384,000 shares of common stock issued and outstanding.

                                 Table of Contents

                                                                      Page

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets:
June 30, 2004 and December 31, 2003

Condensed Consolidated Statements of Losses:
Six Months Ended June 30, 2004

Condensed Consolidated Statements of Stockholders' Deficiency:
Date of Inception Through June 30, 2004

Condensed Consolidated Statements of Cash Flows:
Six Months Ended June 30, 2004

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

Item 6.  Exhibits And Reports On Form 8-K

Signature


Item 1. Financial Statements

                               CALBATECH, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  (unaudited)
                                                    June 30,     December 31,
                                                     2004           2003

ASSETS

CURRENT ASSETS:
  Cash                                             $   45,284    $      17,894
  Accounts Receivable                                   9,058           10,763
  Inventory                                             1,519                -
  Deposits                                              2,296                -
    Total Current Assets:                              58,157           28,657

Fixed Assets-Net                                       26,677           27,379

                                                       84,834           56,036

               LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses               476,698        1,130,903
  Capital leases payable-short term portion             4,280            8,915
  Notes payable - banks                                60,077           61,276
  Notes payable                                       144,000           50,000
  Convertible notes payable - current portion         295,138          800,000
  Notes payable - related parties                      38,635           36,635
    Total Current Liabilities:                      1,018,828        2,087,729

Long Term Debt
  Capital leases payable - long term                    2,258            2,636
  Convertible notes payable - long term portion             -                -
    Total Long Term Liabilities                         2,258            2,636

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred Stock, par value
$0.001 per share; 25,000,000
shares authorized; 1,250,000
and zero shares issued and
outstanding as of June 30, 2004
and December 31, 2003 respectively.                     1,250                -
Common Stock, par value $0.001
per share; 99.000,000 shares
authorized, 23,384,000 and
15,856,393shares issued and
outstanding as of June 30, 2004
and December 31, 2003 respectively.                    23,384           15,856
Common stock subscription                                   -          137,700
Additional paid in capital                          3,459,125        1,705,740
Treasury stock, at cost                               (10,935)         (10,935)
Accumulated Deficit during development stage       (4,409,076)      (3,882,690)
    Total Deficiency in Stockholders' Equity         (936,252)      (2,034,329)

                                                       84,834           56,036

See accompanying notes to the unaudited condensed consolidated financial information

                                         F-1


                                    CALBATECH, INC.
                             (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                    (unaudited)



                                                                                      Period from
                                                                                      April 29, 2002
                                   Three months ended        Six months ended        (date of inception)
                                  June 30,     June 30,     June 30,    June 30,         to June 30,
                                    2004        2003         2004        2003               2004
REVENUES:
  Net Sales                       $   40,941   $      -     $   58,217   $        -      $      69,999
  Cost of sales                       (9,813)         -        (17,078)           -            (22,712)
  Gross Profit                        31,128          -         41,139            -             47,287

OPERATING EXPENSES
  Selling and administrative        399,067     627,412        978,673      728,943         3,281,526
  Merger and acquisition costs            -           -         19,000      257,666         1,245,652
 Depreciation                         2,569           -          5,118            -             7,281
  Total Operating Expenses          401,636     627,412      1,002,791      986,609         4,534,459

LOSS FROM OPERATIONS               (370,508)   (627,412)      (961,652)    (986,609)       (4,487,172)

  Other Income                        2,000           -          8,724            -            53,127
  Reduction in liability from
settlement of debt with
acquisition                          81,145           -        453,428            -           453,428
  Interest (expense), net           (11,148)    (10,203)       (26,886)     (10,203)         (304,125)

Net Loss before income taxes       (298,511)   (637,615)      (526,386)    (996,812)       (4,284,742)

Income taxes                              -           -              -            -                 -

NET LOSS                           (298,511)   (637,615)      (526,386)    (996,812)       (4,284,742)

Beneficial conversion
discount-preferred
stock dividend                            -           -              -            -          (124,334)

Net loss available to
common stockholders                (298,511)   (637,615)      (526,386)    (996,812)       (4,409,076)

Net loss per common share
(basic and assuming
dilution)                             (0.01)      (0.07)         (0.03)       (0.14)            (0.36)

Weighted average common
shares outstanding               23,068,615   9,720,927     20,798,474    6,966,082        12,032,539


See accompanying notes to the unaudited condensed consolidated financial information

                                                F-2


                                        CALBATECH, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)



                                                                                         Period from
                                                                                        April 29, 2002
                                                           Six months ended             (date of inception)
                                                   June 30, 2004     June 30, 2003       to June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           $    (526,386)     $    (996,812)      $  (4,409,076)
Adjustments to reconcile net loss
to net cash used in operating activities:
Adjustments for depreciation                               5,118                  -               7,281
Common stock issued in connection
with reverse merger, net                                       -            (10,029)            (10,029)
Common stock subscribed in
connection with acquisition of
MolecularWare, Inc.                                            -                  -             137,700
Common stock issued in connection
with the acquisition of Molecular
Research Labs                                                  -                  -             200,000
Stock based compensation for
issuance of stock options to
consultants in exchange for services                           -                  -               7,600
Beneficial conversion discount-
interest expenses in connection
with convertible debt                                          -                  -             200,000
Beneficial conversion discount-
preferred stock dividend in
connection with convertible debt                               -                  -             124,334
Debt issued in connection with acquisition                     -                  -             600,000
Debt reduction from settlement of
debt issued with acquisition                            (428,383)                 -            (428,383)
Debt assumed in connection with acquisition                    -                  -              11,551
Common stock issued in connection
with license acquisition                                  19,000                  -              19,000
Common stock issued or subscribed
in connection with services rendered                     229,350            384,725           1,083,025
Common stock issued for officer compensation             905,634                  -           1,038,384
Common stock issued in settlement of debt                 13,000                                 13,000
Bad debts written off                                          -                  -               9,211
Preferred stock issued as payment for interest                 -                  -               7,334
Debt forgiveness-cancellation of
convertible preferred stock                                    -                                (33,403)
(Increase) decrease in:
Accounts receivable                                        1,705                  -             (18,269)
Inventory                                                 (1,519)                 -              (1,519)
Deposits                                                  (2,296)           200,000              (2,296)
Related party loan                                             -             (8,000)
Prepaid expenses                                               -               (888)                  -
Increase (decrease) in:
Accounts payable and accrued expenses                   (654,205)           357,528             476,698
Net cash provided by (used in)
operating activities                                    (438,982)           (73,476)           (967,857)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition for fixed assets                              (4,416)                 -             (33,958)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net              205,000                  -             316,400
Proceeds from issuance of preferred stock, net           330,000                  -             330,000
Proceeds from lines of credit                                  -                  -              61,276
Advances from (to) shareholder                            (2,000)           (30,000)             34,635
Payment on notes payable                                 (62,212)           (25,000)           (114,712)
Proceeds from issuance of notes payable                        -            179,500             419,500
Net cash provided by financing activities                470,788            124,500           1,047,099

Net increase (decrease) in cash and cash equivalents:     27,390             51,024              45,284
 Cash and cash equivalents at beginning of period         17,894             26,228                   -
 Cash and cash equivalents at end of period               45,284             77,252              45,284
 Cash paid during the period for interest                  5,131                  -              15,043
  Cash paid during the period for taxes                        -                  -                   -
  Common stock issued in exchange for services         1,134,984            124,750           2,121,409
  Stock based compensation for
issuance of stock options to
consultants in exchange for services                           -                  -               7,600
  Common stock issued in
connection with reverse merger, net                            -             97,063              10,906

Acquisition of Traffic Technology, Inc.
  Excess of assets acquired over liabilities assumed           -           (211,997)           (211,997)
  Common stock retained                                        -             11,997              11,997
  Treasury stock assumed                                       -            (57,666)            (57,666)
  Goodwill impaired                                            -           (257,666)           (257,666)
Acquisition of MolecularWare:
  Excess of assets acquired over liabilities assumed           -                  -             (23,872)
  Liability reduction for settlement of debt            (428,383)                 -            (428,383)
  Convertible debt issued                                      -                  -             600,000
  Common stock issued                                          -                  -             137,700
  Goodwill impaired                                            -                  -            (713,828)
Acquisition of Molecula Research Lab:
  Excess of assets acquired over
liabilities assumed                                            -                  -              55,158
  Common stock issued                                          -                  -             200,000
  Goodwill impaired                                            -                  -            (255,158)


See accompanying notes to the unaudited condensed consolidated financial information

                                                  F-4

                                     CALBATECH, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                              NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2004 and 2003
                                       (unaudited)

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

From its inception through the date of these financial statements the Company has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of June 30, 2004, the Company has accumulated losses of $4,409,076.

The consolidated financial statements include the accounts of the Registrant, its wholly owned subsidiary, MolecularWare, Inc., its majority owned subsidiary, Molecula Research Laboratories, LLC and that of Traffic Technology, Inc. with whom the Registrant merged. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Effective with the Agreement, all previously outstanding common stock, preferred stock, options and warrants owned by the Company's stockholders were exchanged for an aggregate of 5,766,591 shares of Traffic's common stock and a common stock subscription of 3,939,882 shares. The value of the stock that was issued was the historical cost of Traffic's net tangible assets, which did not differ materially from their fair value. The value of the 1,199,491 shares of common stock that was retained by Traffic's stockholders was based on the par value of $.001 per share of Traffic's common stock. In accordance with SFAS No. 141, CalbaTech is the acquiring entity.

The total consideration paid was $257,666 and the significant components of the transaction are as follows:

Common stock retained by Traffic shareholders              $   11,997
Excess of assets acquired over liabilities assumed           (211,997)
Treasury stock assumed                                        (57,666)
Goodwill impaired                                             257,666

On July 1, 2003, the Company acquired MolecularWare, Inc., as a wholly owned subsidiary. MolecularWare, Inc. was acquired by issuance of common stock subscriptions totaling 300,000 shares valued at the time acquisition at $137,700. In addition, the Company issued 12% convertible debt totaling $600,000 as settlement of the outstanding liabilities of MolecularWare, Inc. The convertible debt can be converted in to shares of Company's common stock within thirty days after the effective date a registration statement is filed with the Securities and Exchange Commission ("SEC") at a conversion price equal to twenty percent of the closing price of the Company's common stock on the date of the conversion. In the six months ended June 30, 2004; the Company settled $445,051 of the convertible debt for $95,138 resulting in a reduction in convertible debt of $350,913 and related accrued interest reduction of $21,370. A settlement was reached whereby the remaining debt of $154,949 and the related accrued interest of $3,624, and the remaining 168,891 shares of the Company's common stock valued at $77,521 subscribed from the acquisition were cancelled, for $150,000 and 100,000 shares of the Company's common stock. The cash portion of the settlement is to be paid in monthly installments, interest free, at approximately $14,000 per month.

The total consideration paid was $713,828 and the significant components of the transaction are as follows:

Common stock issued                                    $ 137,700
Convertible debt issued                                  600,000
Excess of assets acquired over liabilities assumed       (23,872)
Goodwill impaired                                        713,828
Less subsequent convertible debt reduction              (453,428)

                                                         260,400

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

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company had expenditures of $51,510 and $124,286, on research and product development for the three months ended June 30, 2004 and for the period April 29, 2002 (date of inception) to June 30, 2004, respectively.

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

Net Loss per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"), specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either anti dilutive, or their effect is not material. There is no effect on earnings per share information for the quarter ended June 30, 2004 relating to the adoption of this standard.

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of $298,511 and $4,409,076 during the three months ended June 30, 2004 and during the period April 29, 2002 (date of inception) through June 30, 2004, respectively. The Company's total liabilities exceeded its total assets by $936,252 as of June 30, 2004.

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

On March 28, 2003, effective with the Company's Merger with Traffic Technology, Inc. ("Traffic") (see Note C), all previously outstanding common stock, preferred stock, options and warrants owned by the Company's stockholders were exchanged for an aggregate of 5,766,591shares of the Traffic's common stock. The value of the stock that was issued was the historical cost of Traffic's net tangible assets, which did not differ materially from their fair value. The value of the 1,199,491 shares of common stock that were retained by Traffic Technology, Inc. stockholders was based on the par value of $0.001 per share of the Traffic's common stock (see Note
C). The Company also issued a common stock subscription for 3,939,882 shares of common stock in connection with the merger (see Note C).

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

In December 2003, the Company cancelled 33,403 convertible preference shares and recorded $33,403 as miscellaneous income from to forgiveness of debt.

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

In April 2004, The Company sold 1,000,000 shares of common stock at $0.25 per share.

In June 2004, the Company issued 75,000 shares of common stock for services rendered at $0.14 per share, which represents the fair value of the services received and which did not differ materially from the value of the stock issued.

In June 2004, the Company issued 100,000 shares as settlement of debt at $0.13 per share, which did not differ materially from the underlining debt incurred.

NOTE C - CONVERTIBLE PREFERRED STOCK

The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.001 per share. There were 1,250,000 and zero outstanding shares as of June 30, 2004 and December 31, 2003, respectively.

In June 2004, the Company sold 1,250,000 shares of preferred stock at approximately $0.20 per share convertible into common shares at a ratio of 1.5:1.

NOTE D - RELATED PARTY TRANSACTIONS

From time to time the Company's officers and shareholders advance funds to the Company. The notes payable-related parties balance outstanding was $38,635 and $36,635 as of June 30, 2004 and December 31, 2003, respectively. No formal arrangements or repayment terms exist.

NOTE E - CONVERTIBLE NOTES PAYABLE

A summary of convertible promissory notes payable at June 30, 2004 and December 31, 2003 are as follows:



                                                                                  June 30,     December 31,
                                                                                     2004           2003
12% convertible debentures, issued in settlement of the outstanding obligations of subsidiary; MolecularWare, Inc., unpaid principal together with accrued and unpaid interest is convertible into shares of the Company's common stock within thirty days after the effective date a registration statement is filed with the Securities and Exchange Commission ("SEC") at a conversion price equal to twenty percent of the closing price of the Company's common stock on
the date of the conversion.                                                       $ 95,138     $ 600,000

10% convertible debentures, is payable and due on June 10, 2005, unpaid principal together with accrued and unpaid interest is, at the option of the holder, convertible into shares of the Company's common stock at any time before maturity, at a conversion price equal to fifty percent of the closing price of the Company's common stock on the date of the conversion.
The Company has recorded $100,000 as beneficial conversion discount -
interest expense during the year ended December 31, 2003                           100,000      100,000

10% convertible debentures, is payable on demand, unpaid principal together with accrued and unpaid interest is, at the option of the holder, convertible into shares of the Company's common stock at any time at a conversion price equal to fifty percent of the closing price of the Company's common stock on the date of the conversion. The Company has recorded $100,000 as beneficial
conversion discount - interest expense during the year ended December 31, 2003     100,000      100,000
                                                                                   295,138      800,000
Less: current portion                                                              295,138      800,000

Convertible note payable- long term                                                      -            -



In the three months ended June 30, 2004, the Company, related to the acquisition of MolecularWare, Inc., reached a settlement whereby $154,949 of the outstanding 12% convertible debentures issued and related accrued interest of 3,624, and the stock subscription of 168,891 shares of common stock valuated at $77,521 were cancelled for $150,000 and the issuance of 100,000 shares of the Company's common stock. This resulted in a reduction in the convertible debenture of $154,949 and a current period adjustment to income of $81,145 inclusive of a reversal of interest previously accrued.

NOTE F - NOTES PAYABLE

Notes payable is comprised of the following:

Note payable, $50,000 was due on or before March 20, 2003
and $50,000 due on or before June 20, 2003, accrues
interest at 18% per annum on past due amounts only,
issued in connection with the Agreement subject to
finalization of liabilities with list of outstanding
creditors. The amount due in June 2004 is yet to be paid
by the Company and is now due on demand.                              $ 50,000
Notes payable, $94,000; interest free with monthly
payments of approximately $14,000 per month.  As
described in Note E above, these notes are the result of
final settlement of convertible notes due from the
acquisition of MolecularWare, Inc.                                      94,000

                                                                      $144,000

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

Revenues

CalbaTech has generated revenues of $40,941 and $69,999 from operations for the quarter ended June 30, 2004 and during the period April 29, 2002 (date of inception) through June 30, 2004, respectively. We believe we will begin earning significant revenues from operations in the coming year as the Company transitions from a development stage company to that of an active growth and acquisition stage company.

Cost of revenues consists of direct manufacturing costs and applied overhead expenses for Molecula's research reagent business, as well as labor costs associated with its service revenue. The cost of revenues as a percentage of net revenues was 24% for the quarter ended June 30, 2004, a reduction of 18% from the quarter ended March 31, 2004, and a reduction of 24% from the year ended December 31, 2003. The cost of goods sold percentage will fluctuate from quarter to quarter because absorbed overhead increases when volume is decreasing and because labor ratios are less than otpimized in manufacturing processes when revenues are lower. As revenues increase, cost of goods sold as a percentage of revenue should become more and more favorable for the Company.

Costs and Expenses

From its inception through June 30, 2004, CalbaTech has incurred losses of $4,409,076, which includes merger and acquisition expenses of $1,245,652. The majority of the expenses not related to acquisition expenses were associated with equity-based compensation to employees and consultants, development costs and professional services.

Liquidity and Capital Resources

As of June 30, 2004, CalbaTech had current assets of cash, accounts receivable, and inventory totaling $58,157. As a result of our operating losses, for the six months ended June 30, 2004, we generated a cash flow deficit of $438,982 from operating activities. We met our cash requirements during this period through the net financing activities of $470,788. The Company has used its working capital to finance ongoing operations and the development and marketing of its products. In the future, the company intends to evaluate, from time to time, acquisitions of products or companies that could complement the Company's business, expand its product line, or augment its revenues and cash flows.

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

The independent auditors report on the Company's and CalbaTech's
December 31, 2003 financial statements included in this Form states that the Company's recurring losses  raise substantial doubts about
the Company's ability to continue as a going concern.   Nevertheless,
through the raising of capital resources and by adjusting its operations and development to the level of capitalization , management believes it has sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

Introduction

CalbaTech, Inc. (Formerly, Traffic Technology Inc.) ("CalbaTech" or "Company") was organized on April 29, 2002 under the laws of the state of Nevada. The Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7"). On January 3, 2003, the Company completed an Agreement and Plan of Exchange ("Agreement") with Traffic Technology, Inc. ("Traffic"). As a result of the acquisition, there was a change in control of the public entity, and Traffic Technology, Inc. changed its name to CalbaTech, Inc.

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

MISSION, STRATEGY AND PLAN OF OPERATIONS

In order to accomplish its goals, CalbaTech is pursuing a strategy of combining products and technologies, and the companies that provide them, into the following divisions: 1) Molecular Applications; 2) Research Reagents; and 3) Cellular Therapeutics. By pursuing such a strategy, each division should produce value added and increasing returns on shareholders' investment through cross marketing of products and geographic expansion, as well as to achieve product enhancement and efficiency.

CalbaTech's business strategy is to create a significant new provider of research reagents, equipment and services to the life sciences market, primarily through acquisition. The company will focus on providing a comprehensive range of molecular biology products to the research market, including a leading position as a supplier of microarray related technologies. This will provide a means for the Company to move into the much larger clinical diagnostic microarray market as the market expands to meet the needs of genetic based medicine.

CalbaTech has accomplished the first part of its mission and developed its capability as a supplier to the life sciences research market. This has been achieved by completing acquisitions of Molecula and MolecularWare and by developing an R&D pipeline to feed next generation products and technologies into the Company.

The second part is to build a much larger revenue base to continually support current and future R&D. It is CalbaTech's goal within the next twelve months to acquire four companies, three of which are positive revenue generating companies capable not only of sustaining themselves, but also of contributing capital to the other R&D projects undertaken by CalbaTech, as well as providing a proven pathway to commercialization for the products produced through the R&D. In parallel CalbaTech seeks to acquire an established distributor of life science reagents and equipment to create a vertically integrated company capable of covering R&D product development and distribution across the molecular life sciences market.

To this end, CalbaTech has identified four companies as potential acquisition candidates and has had substantive discussions with each. The combined 2003 revenues of these candidates were approximately $18.8 Million. As part of CalbaTech's strategy, it believes each of these companies would enjoy a significant increase in revenue through cross marketing and geographic expansion, both with each other and with Molecula and MolecularWare. The Company believes that the completion of these acquisitions, a small amount of growth capital, and an aggressive cross marketing plan could result in a substantial growth in revenues.

The Company's acquisition strategy has two phases. The initial phase will combine several reagents providers into a credible commercial entity followed by two major acquisitions. In the second phase CalbaTech will acquire an existing scientific distributor with established revenue and excellent growth prospects followed by the acquisition of a significant provider of microarray products. Products from all CalbaTech companies will be marketed through the acquired scientific distributor to create a vertically integrated research supply company.

It is anticipated that the 2004 CalbaTech acquisition "Plan" will proceed sequentially with each acquisition strengthening the Company's negotiating position with subsequent targets. Phase I of the Plan involves the acquisition of two small companies: one a provider of research reagents with 2003 revenues of approximately $1.2 Million; and the other a producer of a series of specialized cell lines and culture media in which gene expression and development can be modified by specific inducer molecules which currently produces a series of specialized cell lines and culture media in which gene expression and development can be modified by specific inducer molecules. The former could provide CalbaTech with a strong presence in the culture media market and an excellent distribution channel for other CalbaTech products and services into the NIH system. The latter, which has approximately 4,000 shareholders could markedly increase CalbaTech's active shareholder base and could provide a patented core technology that could add new complementary research products to the Company and add to the future development of the Cellular Therapy Division. These two acquisitions represent Phase I of the overall acquisition Plan and could establish CalbaTech as a strong publicly traded entity serving the life sciences research market.

Phase II of the acquisition Plan is more ambitious. It targets the acquisition of a well- established regional distributor of scientific products, followed by that of a significant provider of microarray reagents and equipment. Note: Discussions have taken place with all the companies stated which make CalbaTech feel confident these acquisitions can be completed at reasonable valuations.

Successful completion of Phase II of the Plan could position CalbaTech as a significant provider of molecular biology reagents and equipment with its own integrated distribution channels for reagents and equipment. It is believed that by expanding the scientific distributor nationally, and feeding additional CalbaTech high margin molecular biology products into the distribution supply chain could drive growth in revenue substantially.

CalbaTech believes the completion of the Plan could result in positioning CalbaTech as a significant competitor serving the needs of the life sciences research market. The Company would be a significant presence in the microarray market, which is likely to experience, continued rapid growth fueled by advances in genomics and proteomics.

BUSINESS DEVELOPMENT AND CROSS MARKETING OPPORTUNITIES

The CalbaTech acquisition strategy brings together several product lines that complement each other, both in their application areas and
in their target markets.   This affords considerable opportunity for
co and cross marketing opportunities not yet available to the individual companies.

In addition, the acquisition strategy brings together developing technologies and intellectual property that, combined, promise the development of future products for the research, diagnostic and therapeutic markets.

Implementation of the acquisition plan immediately generates expanded opportunities for cross marketing such that the new portfolio of products and technologies can generate an accelerated revenue stream while minimizing marketing costs. Additionally, an infrastructure has been built that enables the "plug-in" of new products or brands.

The keys to realizing the potential of the complementary products are:

1. The customers for one product are also potential customers for another;

2.  Exposure to one product results in exposure to the others;

3. Brand recognition of each product line is retained and leveraged to expose loyal customers to the other brands;

4. The internet and electronic marketing facilitate this much more than "traditional" marketing; and

5.  Joint promotions linking brands and/or product lines.

Leveraging Brand Recognition and Existing Customer Base

Three of the four acquisition candidates, as well as Molecula and MolecularWare already each have some brand identity and a satisfied customer base. These can all be leveraged to cross market the products of the others, including the cell lines of the fourth candidate. Joint promotions to each other's customer base further cements these links. The scenario is one of sister companies/brands working together, although there may be additional value in building equity in an overall marketing banner above the different entities.

Electronic Marketing

Multiple linked web sites can create a virtual company, cross-selling different product lines. This also has advantages for prominence using search engines. Joint promotions on the linked sites encourage movement between them. Additionally, Life Science web sites and gateways (such as Biocompare) provide alternative-marketing approaches including "opt-in" e-mail lists to supplement existing
users lists.   Electronic newsletters promote "sister companies."

Molecula provides siRNA's and a range of molecular reagents
associated with transfection and cell growth.   MolecularWare
provides microarray analysis software and has an established customer base. Since they serve different but related applications areas and a similar target market, both companies are presently working on linking their web sites and developing joint promotions. For example, existing MolecularWare users may be provided with discounted pricing on an initial siRNA order, thus using the MolecularWare customer base to expand the Molecula customer base.

PATENTS AND PROPRIETARY TECHNOLOGY

It is the Company's intention to vigorously protect its proprietary property through the filing of U.S. and international patent applications, both broad and specific where necessary and reasonable. The Company believes it will attain both strong and broad patent protection for its technologies. The Company intends to protect its inventions in all major countries where significant markets for the Company's product may be created. It is the Company's intention that all its products be protected under various pending patents, issued patents, copyrights and trademarks.

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

To this end, CalbaTech has engaged Mr. D. Bollela as IP advisor to
mange its intellectual property portfolio.   To date the company has
acquired three patents through its subsidiaries and has filed three new provisional patent applications. Post acquisition this IP portfolio will be significantly larger and will contain the recently issued patents from TCII and VDI. Mr. Bolella's twenty years of experience as an IP attorney to electronics and life sciences companies will be an important component of the company's growth through innovation strategy.

PROPERTIES

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

Molecula's facility is located at 22863 Bryant Court, Suite 102, Sterling, Virginia 20166. The facility consists of approximately 3,000 square feet of space and is a fully equipped oligonucleotide production facility. It has general labs for QC, cell culture, microarray analysis and general molecular biology. The facility also contains a large warehouse that can be used for the distribution of product. The facility is located minutes from Dulles Airport and the new Howard Hughes Medical Institute that is under construction at this time.

ACQUISITION OR DISPOSITION OF PLANT AND EQUIPMENT

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. Other than as provided within this Form 10QSB and other filings, we do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months.

NUMBER OF EMPLOYEES

From CalbaTech's inception through the period ended June 30, 2004, we have relied on the services of outside consultants for services and currently, the Company has eight employees that would consider themselves full-time. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do not anticipate our employment base will significantly change during the next 12 months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. Forward Looking Statements.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

The Registrant had no sales of unregistered securities during the three-month period ending June 30, 2004 other than disclosed within this Form 10QSB, and in particular, Notes B and C to the Financial Statements.

Use of Proceeds.

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three-month period ending June 30, 2004 other than as disclosed herein.

ITEM 5.  OTHER INFORMATION.

The Company announced in April of 2004 that it intended to buy-back shares of the Company from the open market. This statement was made by the Company having been in receipt of an investment agreement for capital infusion into the Company by an investor who was a previous investor. The Company has not yet received the contractually obligated funding, however, the investor has requested an extension to provide such agreed upon funds and has stated that it remains committed to the funding of the Company. As such, the Company is extending the buy-back program through the end of 2004, with the still stated intention to buy-back up to 1,000,000 shares, upon receipt of those funds. Even though to date the Company has not repurchased any common stock from the open market, the Company has, as described within this filing, through settlements, had the net effect of canceling the Company's obligation to issue 2,173,461 shares.

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

10.7 Agreement and Plan of Reorganization for the acquisition of Molecula *

10.8    Indemnification Agreement - James DeOlden *

10.9    Indemnification Agreement - Edward Deese *

10.10   Indemnification Agreement - John Gordon *

24.1    Power of Attorney (filed herein)

31.1 Certification of President and Chief Executive Officer pursuant to Rules 13A-14 and 15D-14 of the Securities
        Exchange Act of 1934.

31.2    Certification of Principal Accounting Officer pursuant to
        Rules 13A-14 and 15D-14 of the Securities Exchange Act of 1934.

32.1    Certification pursuant of Chief Executive Officer to 18
        U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.

32.2    Certification pursuant of Chief Financial Officer to 18
        U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.

*Documents previously filed with the SEC

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature                       Title                        Date

/s/ James DeOlden               CEO/Secretary/Director        August 18, 2004
James DeOlden

/s/Edward Deese                 President/Treasurer/Director  August 18, 2004
Edward Deese

/s/John Gordon, PhD             Vice-President/CTO/Director   August 18, 2004
John Gordon, PhD