Form 10QSB
period 2004-09-30
CALBATECH INC
filed 2004-11-16
CIK 1156293

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2004

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

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No___

     As of September 30, 2004, the Company had 27,667,334 shares of common stock issued and outstanding.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets:
September 30, 2004 and December 31, 2003                                   F-1

Condensed Consolidated Statements of Income (Losses):
Three and Nine Months Ended September 30, 2004 and 2003                    F-2

Condensed Consolidated Statements of Cash Flows:
Nine Months Ended September 30, 2004 and 2003                        F-3 - F-4

Notes to Condensed Consolidated Financial Statements:               F-5 - F-15

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

Item 6.  Exhibits And Reports On Form 8-K

Signature

Item 1. Financial Statements

                                     CALBATECH, INC.
                             (A DEVELOPMENT STAGE COMPANY)
                         CONDENSED CONSOLIDATED BALANCE SHEETS



                                                             (unaudited)
                                                            September 30,        December 31,
                                                                2004                2003
ASSETS

CURRENT ASSETS:
  Cash                                                      $   179,383          $     17,894
  Accounts Receivable                                            16,708                10,763
  Deposits                                                        5,627                     -
    Total Current Assets:                                       201,718                28,657

Fixed Assets-Net                                                 29,793                27,379

                                                                231,511                56,036

                   LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable and accrued expenses                           407,451             1,130,903
  Capital leases payable-short term portion                       5,811                 8,915
  Notes payable - banks                                          61,612                61,276
  Notes payable                                                  80,000                50,000
  Convertible notes payable - current portion                   295,138               800,000
  Notes payable - related parties                                48,648                36,635
    Total Current Liabilities:                                  898,660             2,087,729

Long Term Debt Capital leases payable - long term                     -                 2,636
  Convertible notes payable - long term portion                       -                     -
    Total Long Term Liabilities                                       -                 2,636
Total Liabilities                                               898,660             2,090,365

DEFICIENCY IN STOCKHOLDERS' EQUITY

Preferred Stock, par value $0.001 per share; 25,000,000
shares authorized; 1,250,000 and zero shares issued and
outstanding as of September 30, 2004 and December 31, 2003
respectively                                                      1,250                     -
Common Stock, par value $0.001 per share; 200,000,000 shares authorized, 27,667,334 and 15,856,393shares issued and
outstanding as of September 30, 2004 and December 31, 2003
respectively                                                     27,667                15,856
Common stock subscription                                             -               137,700
Additional paid in capital                                    3,725,842             1,705,740
Treasury stock, at cost                                         (15,075)              (10,935)
Accumulated Deficit during development stage                 (4,406,833)           (3,882,690)
    Total Deficiency in Stockholders' Equity                   (667,149)           (2,034,329)

                                                                231,511                56,036


See accompanying notes to the unaudited condensed consolidated financial information

                                      CALBATECH, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                        (unaudited)



                                                                                          Period from
                                                                                         April 29, 2002
                                Three months ended            Nine months ended         (date of inception)
                             September 30,  September 30,  September 30,   September 30,  to September 30,
                                 2004          2003          2004              2003            2004
REVENUES:
  Net Sales                     $    70,723    $        -    $    128,940      $       -       $   140,722
  Cost of sales                      (6,040)            -         (23,118)             -           (28,752)
  Gross Profit                       64,683             -         105,822              -           111,970

OPERATING EXPENSES
  Selling and administrative         52,607       348,141       1,031,280      1,077,084         3,334,133
  Merger and acquisition costs            -       713,828          19,000        971,494         1,245,652
 Depreciation                         3,105             -           8,223              -            10,386
  Total Operating Expenses           55,712     1,061,969       1,058,503      2,048,578         4,590,171

GAIN/(LOSS) FROM OPERATIONS           8,971    (1,061,969)       (952,681)    (2,048,578)       (4,478,201)

Other Income                          1,510             -          10,234              -            54,637
Reduction in liability from
settlement of debt with
acquisition                               -             -         453,428              -           453,428
Interest (expense), net              (8,238)      (11,306)        (35,124)       (21,509)         (312,363)

Net Income (Loss) before income
taxes                                 2,243    (1,073,275)       (524,143)    (2,070,087)       (4,282,499)

Income taxes                              -             -               -              -                 -

NET INCOME (LOSS)                     2,243    (1,073,275)       (524,143)    (2,070,087)       (4,282,499)

Beneficial conversion discount-
preferred stock dividend                  -             -               -              -          (124,334)

Net income (loss) available to
common stockholders                    2,243   (1,073,275)       (524,143)    (2,070,087)       (4,406,833)

Net income (loss) per common share
(basic and assuming dilution)           0.00        (0.09)          (0.02)         (0.19)            (0.32)

Weighted average common shares
outstanding                       25,832,188   11,976,073      21,859,064     10,854,661        13,321,691


See accompanying notes to the unaudited condensed consolidated financial information

                                     CALBATECH, INC.
                             (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)



                                                                                          Period from
                                                                                          April 29, 2002
                                                           Nine months ended           (date of inception)
                                              September 30, 2004   September 30, 2003    to September 30,
                                                                                               2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                        $     (524,143)        $  (2,070,087)        $  (4,406,833)
Adjustments to reconcile net loss to
net cash used in operating activities:
Adjustments for depreciation                             8,223                     -                10,386
Common stock issued in connection with
reverse merger, net                                          -               (10,029)              (10,029)
Common stock subscribed in connection
with acquisition of MolecularWare, Inc.                      -               137,700               137,700
Common stock issued in connection with
the acquisition of Molecular Research Labs                   -                     -               200,000
Stock based compensation for issuance
of stock options to consultants in
exchange for services                                        -                     -                 7,600
Beneficial conversion discount-
interest expenses in connection with
convertible debt                                             -                     -               200,000
Beneficial conversion discount-
preferred stock dividend in connection
with convertible debt                                        -                     -               124,334
Debt issued in connection with
acquisition                                                  -                600,000              600,000
Debt reduction from settlement of debt
issued with acquisition                               (428,383)                     -             (428,383)
Debt assumed in connection with
acquisition                                                  -                      -               11,551
Common stock issued in connection with
license acquisition                                     19,000                      -               19,000
Common stock issued or subscribed in
connection with services rendered                      270,350                913,525            1,124,025
Common stock issued for officer
compensation                                           905,634                      -            1,038,384
Common stock issued in settlement of debt               67,000                                      67,000
Bad debts written off                                        -                      -                9,211
Preferred stock issued as payment for
interest                                                     -                 17,568                7,334
Debt forgiveness-cancellation of
convertible preferred stock                                  -                                     (33,403)
(Increase) decrease in:
Accounts receivable                                     (5,945)                (7,162)             (25,919)
Inventory                                                    -                      -                    -
Deposits                                                (5,627)               200,000               (5,627)
Related party loan                                           -                   (500)
Prepaid expenses                                             -                 (5,749)                   -
Increase (decrease) in:
Accounts payable and accrued expenses                 (723,452)                18,389              407,451
Net cash provided by (used in)
operating activities                                  (417,343)              (206,345)            (946,218)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of treasury stock                           (4,140)                     -               (4,140)
Acquisition for fixed assets                           (10,637)                     -              (40,179)
Net cash used in investing activities                  (14,777)                                    (44,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net            380,000                      -              491,400
Proceeds from issuance of preferred
stock, net                                             330,000                      -              330,000
Proceeds from lines of credit                              336                 56,475               61,612
Advances from (to) shareholder                          15,482                (27,000)              52,117
Payment on notes payable                              (132,209)               (50,000)            (184,709)
Proceeds from issuance of notes payable                      -                204,500              419,500
Net cash provided by financing activities              593,609                183,975            1,169,920
Net increase (decrease) in cash and
cash equivalents:                                      161,489                (22,370)             179,383
Cash and cash equivalents at
beginning of period                                     17,894                 26,228                    -
Cash and cash equivalents at end of period             179,383                  3,858              179,383

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest                 6,283                      -               16,195
Cash paid during the period for taxes                        -                      -                    -
Common stock issued in exchange for services         1,175,984                913,525            2,162,409
Stock based compensation for
issuance of stock options to
consultants in exchange for services                         -                      -                7,600
Common stock issued in connection
with reverse merger, net                                     -                 97,063               10,906

Acquisition of Traffic Technology, Inc.
Excess of assets acquired over
liabilities assumed                                          -               (211,997)            (211,997)
Common stock retained                                        -                 11,997               11,997
Treasury stock assumed                                       -                (57,666)             (57,666)
Goodwill impaired                                            -               (257,666)            (257,666)
Acquisition of Molecularware:
Excess of assets acquired over
liabilities assumed                                          -                (23,872)             (23,872)
Liability reduction for settlement of debt            (428,383)                     -             (428,383)
Convertible debt issued                                      -                600,000              600,000
Common stock issued                                          -                137,700              137,700
Goodwill impaired                                            -               (713,828)            (713,828)
Acquisition of Molecula Research Lab:
Excess of assets acquired over liabilities assumed           -                      -               55,158
Common stock issued                                          -                      -              200,000
Goodwill impaired                                            -                      -             (255,158)


See accompanying notes to the unaudited condensed consolidated financial information

                              CALBATECH, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2004 and 2003
                                 (unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements are as follows.

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

From its inception through the date of these financial statements the Company has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of September 30, 2004, the Company has accumulated losses of $4,406,833.

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

On July 1, 2003, the Company acquired MolecularWare, Inc., as a wholly owned subsidiary. MolecularWare, Inc. was acquired by issuance of common stock subscriptions totaling 300,000 shares valued at the time acquisition at $137,700. In addition, the Company issued
12% convertible debt totaling $600,000 as settlement of the outstanding liabilities of MolecularWare, Inc. The convertible debt can be converted to shares of Company's common stock within thirty days after the effective date a registration statement filed with the Securities and Exchange Commission ("SEC") at a conversion price equal to twenty percent of the closing price of the Company's common stock on the date of the conversion and is also available for conversion through the exemption provided under Rule 144. In the nine months ended September 30, 2004; the Company settled $445,051 of the convertible debt for $95,138 resulting in a reduction in convertible debt of $350,913 and related accrued interest reduction of $21,370. A settlement was reached whereby the remaining debt of $154,949 and the related accrued interest of $3,624, and the remaining 168,891 shares of the Company's common stock valued at $77,521 subscribed from the acquisition were cancelled, for $150,000 and 100,000 shares of the Company's common stock. The cash portion of the settlement is to be paid in monthly installments, interest free, at approximately $14,000 per month.

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

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company had expenditures of $0 and $124,286, on research and product development for the three months ended September 30, 2004 and for the period April 29, 2002 (date of inception) to September 30, 2004, respectively.

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

Net Loss per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"), specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either anti dilutive, or their effect is not material. There is no effect on earnings per share information for the quarter ended September 30, 2004 relating to the adoption of this standard.

Liquidity

As shown in the accompanying financial statements, the Company incurred a cumulative net loss of $4,406,833 during the period April 29, 2002 (date of inception) through September 30, 2004. The
Company's total liabilities exceeded its total assets by $696,942 as of September 30, 2004.


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

In April 2003, the FASB issued Statement No.149, "Amendment of
Statement of 133 on Derivative Instruments and Hedging Activities", which amends Statement 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of this statement did not have a material impact on the Company's financial position.

In May 2003, the FASB issued Statement No. 150, "Accounting for
Certain Financial Instruments with Characteristics of both
Liabilities and Equity. The adoption of this statement did not have a material impact on the Company's financial position.

In December 2003, the FASB issued SFAS No. 132 (revised), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106. This statement retains the disclosure requirements contained in FASB statement no. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement will not have a material impact on the Company's results of operations or financial positions.

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

In June 2004, the Company issued 100,000 shares of common stock as settlement of debt at $0.13 per share, which did not differ materially from the underlining debt incurred.

In August 2004, the Company issued 300,000 shares of common stock for services rendered at $0.10 per share, which represents the fair value of the services received and which did not differ materially from the value of the stock issued

In September 2004, the Company issued 900,000 shares of common stock as settlement of debt at $0.06 per share, which did not differ materially from the underlining debt incurred.

In September 2004, the Company issued 100,000 shares of common stock for services rendered at $0.06 per share, which represents the value of the services received and which did not differ materially from the value of the stock issued.

In September 2004, the Company issued 50,000 shares of common stock for services rendered at $0.10 per share, which represents the value of the services received and which did not differ materially from the value of the stock issued.

In September 2004, the Company sold 2,933,334 shares of its common stock for $0.06 per share specifically to raise funds to pay for its acquisition of KD Medical, Inc., described elsewhere within this Form.

NOTE C - CONVERTIBLE PREFERRED STOCK

The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.001 per share. There were 1,250,000 and zero outstanding shares as of September 30, 2004 and December 31, 2003, respectively.

In June 2004, the Company sold 1,250,000 shares of preferred stock at approximately $0.20 per share convertible into common shares at a ratio of 1.5:1.

NOTE D - RELATED PARTY TRANSACTIONS

From time to time the Company's officers and shareholders advance funds to the Company. The notes payable-related parties balance outstanding was $48,648 and $36,635 as of September 30, 2004 and December 31, 2003, respectively. No formal arrangements or repayment terms exist.

NOTE E - CONVERTIBLE NOTES PAYABLE

A summary of convertible promissory notes payable at September 30, 2004 and December 31, 2003 are as follows:



                                                                          September 30,        December 31,
                                                                              2004                 2003
12% convertible debentures, issued in settlement of the outstanding obligations of subsidiary; MolecularWare, Inc., unpaid principal together with accrued and unpaid interest is convertible into shares of the
Company's common stock within thirty days after the effective date a registration statement is filed with the Securities and Exchange Commission
("SEC") at a conversion price equal to twenty percent of the closing
price of the Company's common stock on the date of the conversion.             $95,138           $600,000

10% convertible debentures, is payable and due on June 10, 2005, unpaid principal together with accrued and unpaid interest is, at the option of the holder, convertible into shares of the Company's common stock at any time before maturity, at a conversion price equal to fifty percent of the closing price of the Company's common stock on the date of the conversion.
The Company has recorded $100,000 as beneficial conversion discount -
interest expense during the year ended December 31, 2003                      100,000            100,000

10% convertible debentures, is payable on demand, unpaid principal together with accrued and unpaid interest is, at the option of the holder, convertible into shares of the Company's common stock at any time at a conversion price equal to fifty percent of the closing price of the Company's common stock on the date of the conversion. The Company has recorded $100,000 as beneficial conversion discount - interest expense during the year ended
December 31, 2003                                                             100,000            100,000

                                                                              295,138            800,000
Less: current portion                                                         295,138            800,000

Convertible note payable- long term                                                 -                  -


In the nine months ended September 30, 2004, the Company, related to the acquisition of MolecularWare, Inc., reached a settlement whereby $154,949 of the outstanding 12% convertible debentures issued and related accrued interest of 3,624, and the stock subscription of 168,891 shares of common stock valuated at $77,521 were cancelled for $150,000 and the issuance of 100,000 shares of the Company's common stock. This resulted in a reduction in the convertible debenture of $154,949 and a current period adjustment to income of $81,145 inclusive of a reversal of interest previously accrued.

NOTE F - NOTES PAYABLE

                                                                          2003

Notes payable, $80,000; interest free with monthly payments of approximately $14,000 per month. As described in Note E above, these notes are the result of final settlement of convertible notes due from the acquisition of MolecularWare, Inc.

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

General Overview

The following is a discussion of CabaTech's Plan of Operations.
CalbaTech is in the development stage and its efforts have been principally devoted to developing and providing products and platforms to the pharmaceutical research market.

Revenues

CalbaTech has generated revenues of $70,723 and $140,722 from operations for the quarter ended September 30, 2004 and during the period April 29, 2002 (date of inception) through September 30, 2004, respectively. We believe we will begin earning significant revenues from operations in the coming year as the Company completes the acquisitions of two revenue generating companies with whom the Company has signed Letters of Intent. Collectively, the two planned acquisitions are expected to generate approximately $7,500,000 in revenues for the twelve months ended December 31, 2004.
Cost of revenues consists of direct manufacturing costs and applied overhead expenses for Molecula's research reagent business, as well as labor costs associated with its service revenue. The cost of revenues as a percentage of net revenues was 9% for the quarter ended September 30, 2004, down from of 24% from the quarter ended June 30, 2004, and a reduction of 24% from the year ended December 31, 2003. The cost of goods sold percentage will fluctuate from quarter to quarter because absorbed overhead increases when volume is decreasing and because labor ratios are less than otpimized in manufacturing processes when revenues are lower. As revenues increase, cost of goods sold as a percentage of revenue should become more and more favorable for the Company.

Costs and Expenses

From its inception through September 30, 2004, CalbaTech has incurred losses of $4,406,883, which includes merger and acquisition expenses of $1,245,652. The majority of the expenses not related to acquisition expenses were associated with equity-based compensation to employees and consultants, development costs and professional services.

Liquidity and Capital Resources

As of September 30, 2004, CalbaTech had current assets of cash, accounts receivable, and inventory totaling $201,718, up from $58,157 as of June 30, 2004. $176,000 of the cash assets was set aside specifically for the acquisition of KD Medical, Inc. As a result of our operating losses, for the nine months ended September 30, 2004, we generated a cash flow deficit of $417,343 from operating activities. We met our cash requirements during this period through the net financing activities of $593,609. The Company has used its working capital to finance ongoing operations and the development and marketing of its products. In the future, the company intends to complete planned acquisitions of companies with which the Company has signed Letters of Intent in order to complement the Company's business, expand its product line, or augment its revenues and cash flows.

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

The independent auditors report on the Company's and CalbaTech's
December 31, 2003 financial statements included in this Form states that the Company's recurring losses  raise substantial doubts about
the Company's ability to continue as a going concern.   Nevertheless,
through the raising of capital resources and by adjusting its operations and development to the level of capitalization , management belives it has sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

Stock Repurchase Program

The Company announced in April 2004 that it would repurchase up to One Million shares of the Company from the open market. As of October 31, 2004, the Company has repurchased 157,500 shares from the open market and will continue to, where possible, repurchase shares from the open market through March 31, 2005.

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

CalbaTech is concentrating on acquiring companies that are already generating revenue and profits, through the sales of products and platforms used by the pharmaceutical researcher. In addition to growth through acquisition, CalbaTech is building an experienced and innovative scientific staff, including several notable members of its Scientific Advisory Board, that intend to contribute breakthrough innovation in areas of biological discovery.

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

CalbaTech's business strategy is establish shareholder value by creating a significant new provider of research reagents, equipment and services to the pharmaceutical research market, primarily through acquisition of life science companies that share the following attributes: 1) They will be generating revenues; 2) They will be profitable; and 3) They will be suppliers of products and services into the pharmaceutical research market. Rather than produce pharmaceutical products that require more than $100 Million to reach the marketplace, CalbaTech companies will seek to provide the products and services used by the researchers creating pharmaceutical products.

The Company's acquisition strategy is to combine several reagents providers into a credible commercial entity followed by the acquisition of an existing scientific distributor with established revenue and excellent growth prospects. Products from all CalbaTech companies will be marketed through a distributor of laboratory supply products with which it has signed a Letter of Intent to acquire in order to create a vertically integrated research supply company.

To date, binding Letters of Intent ("LOI") have been signed with KD Medical, Inc., a provider of research reagents with 2003 revenues of approximately $1.2 Million, and with the largest distributor of laboratory supply products in the southeast region of the United States with current annual revenues of $6.5 Million. The Company also is contemplating an agreement to acquire a non-exclusive license from a company which currently produces a series of specialized cell lines and culture media in which gene expression and development can be modified by specific inducer molecules which currently produces a series of specialized cell lines and culture media in which gene expression and development can be modified by specific inducer molecules. These acquisitions could provide the Company with a strong presence in the culture media market and an excellent distribution channel. CalbaTech plans to pay for the license with shares of its Common Stock that will be distributed to the licensor's approximately 4,000 shareholders which will markedly increase CalbaTech's active shareholder base and will provide a patented core technology that will add new complementary research products to the Company and add to the future development of the Cellular Therapy Division.

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

Leveraging Brand Recognition and Existing Customer Base

The acquisition candidates, as well as Molecula and MolecularWare already each have some brand identity and a satisfied customer base. These can all be leveraged to cross market the products of the others, including the cell lines of the fourth candidate. Joint promotions to each other's customer base further cements these links. The scenario is one of sister companies/brands working together, although there may be additional value in building equity in an overall marketing banner above the different entities.

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

The Company will aggressively protect its intellectual property through the protections provided by the patent process and continually monitor the intellectual property of others as it relates to the Company. To this end, CalbaTech has engaged Mr. D. Bollela as
IP advisor to mange its intellectual property portfolio.   To date
the Company has filed two new provisional patent applications, and has at least one provisional patent application pending. Mr. Bolella's twenty years of experience as an IP attorney to electronics and life sciences companies will be an important component of the company's growth through innovation strategy.

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

NUMBER OF EMPLOYEES

From CalbaTech's inception through the period ended September 30, 2004, we have relied on the services of outside consultants for services and currently, the Company has eight employees that would consider themselves full-time. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do not anticipate our employment base will significantly change during the next 12 months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

Other than as set forth below, the Company is not a party to any material pending legal proceedings.

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

The Registrant had no sales of unregistered securities during the three-month period ending September 30, 2004 other than disclosed within this Form 10QSB, and in particular, Notes B and C to the Financial Statements.

Use of Proceeds.

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three-month period ending September 30, 2004 other than as disclosed herein.

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

Signature                        Title                      Date

/s/ James DeOlden         CEO/Secretary/Director          November 12, 2004
James DeOlden

/s/Edward Deese           President/Treasurer/Director    November 12, 2004
Edward Deese

/s/John Gordon, PhD       Vice-President/CTO/Director     November 12, 2004
John Gordon, PhD