Form 10KSB
period 2004-12-31
CALBATECH INC
filed 2005-05-10
CIK 1156293

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

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

     CalbaTech, Inc. had revenue of $300,633, other income of $12,744, and a reduction in liability from settlement of debt of $91,662 for the fiscal year ended on December 31, 2004. The aggregate market value of the voting stock held by non-affiliates of the Company as of March 18, 2005: Common Stock, par value $0.001 per share -- $5,443,184. As of March 18, 2005, the Company had 37,561,205 shares of common stock issued and outstanding, of which 21,772,737 were held by non-affiliates.

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

CalbaTech is focused on providing products and platforms to the life sciences research market, both for biotech and pharmaceutical companies, as well as academic and government institutions.
CalbaTech is pursuing a classic "roll-up" strategy of growth by acquisition. In addition to growth through acquisition, CalbaTech is building an experienced and innovative scientific staff, including several notable members of its Scientific Advisory Board that CalbaTech believes will contribute breakthrough innovation in areas of biological discovery. Currently, CalbaTech contains four wholly owned subsidiaries, Molecula Research Laboratories, LLC. ("Molecula"), KD Medical, Inc. ("KD"), LifeStem, Inc. ("LifeStem") and Molecularware, Inc. ("Molecularware") that serve niche markets in the life sciences research market. Molecula and Molecularware were acquired by CTI in 2003, KD was acquired in November 2004, and LifeStem was incorporated in September 2004 to pursue opportunities in the rapidly expanding stem cell market.

CORPORATE MISSION AND OBJECTIVES

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

CTI's business strategy is establish shareholder value by creating a significant new provider of research reagents, equipment and services to the life sciences market, primarily through acquisition of life science companies that share two or more of the following attributes:
1) They will be generating revenues; 2) They will be profitable; and
3) They will be suppliers of products and services into the pharmaceutical research market. Rather than produce pharmaceutical products that require more than $100 Million to reach the marketplace, CalbaTech companies will seek to provide the products and services used by the researchers creating pharmaceutical products.

THE RESEARCH REAGENTS DIVISION

Strategy

The Company's acquisition strategy is to combine several reagents providers into a credible commercial entity.

Molecula Research Laboratories, LLC

Molecula Research Laboratories, LLC ("Molecula"), located in Sterling, Virginia, is dedicated to meeting the needs of research scientists in the pharmaceutical, biotech, medical and academic research sectors by providing cell and molecular biology reagents and associated consumables. Molecula, a wholly owned subsidiary of the Company, is actively expanding its product range in siRNA. This builds upon its well-established reputation as a designer, manufacturer and supplier of active antisense oligonucleotides.

CalbaTech acquired Molecula in October 2003. Molecula is focused on gene function solutions using RNAi technology. Their proprietary computer algorithm - T.A.R.G.E.T.? (The Advanced RNAi Guidance Evaluation Technology) system and 10 years of gene silencing experience, allows Molecula to consistently deliver active RNA duplexes for specific target gene silencing.

Molecula also develops and sells numerous research reagents for cell transfection, DNA and RNA purification, protein expression, gene expression analysis and other innovative and fundamental products. Molecula also sells transfection reagents, a novel IPTG replacement for increased protein expression, neuropeptides and biochemicals. Please see www.molecula.com.

KD Medical, Inc

CTI's first acquisition within the research reagent market was Molecula. Molecula has excellent design and manufacturing capabilities and is seeking opportunities to market its products on a larger scale.

After acquiring Molecula, the next step was to establish a more competitive entity capable of comprehensively supplying the specialist media and reagent needs of cell and molecular biology researchers. CTI and the management at Molecula felt this could best be done through the acquisition of KD Medical, Inc. ("KD"), a provider of research reagents with 2004 revenues of approximately $1.1 Million. CalbaTech acquired KD in the last quarter of 2004. This will substantially increase both product range and revenue in the Research Reagents Division. The product ranges of KD and Molecula are highly complementary, with little overlap. One of KD's greatest strengths is in the supply of specialized media for culture of model research organisms such as bacteria, yeast, insects and mammalian cell lines. It also supplies products to approximately 300 National Institutes of Health ("NIH") laboratories, contracts invaluable for establishing new products in a favorable government setting. Its secondary products are related to molecular biology reagents. Conversely, Molecula's primary focus is in the design and supply of high value molecular biology reagents such as siRNA and DNA antisense oligonucleotides. It also has reagents such as IPTG that are complementary to customized media.

KD's believes that the addition of new product lines could significantly increase its revenues within the NIH, to as much as $5 Million within five years. By using Molecula's superior design and manufacturing capabilities to create new products lines for KD, and by the integration of Molecula and KD's respective product lines under a common marketing banner, CTI will create an attractive new vendor for research scientists working in the broad field of molecular biology.

A large proportion of such research depends upon culture of a model organism (bacteria, fruit fly, etc.), which is genetically manipulated by transfection of customized oligonucleotides (siRNA). Thus, an alliance of KD and Molecula will be well placed to provide a competitive single source for these culture media transfection reagents and specialized modifier molecules such as siRNA. Further, as explained above, KD's long standing and trusted position, as a major in-house supplier to NIH will greatly ease entry of Molecula's siRNA into that major market. Please see www.kdmedical.com.

Competitive Analysis

Manufacturers of molecular biology products can be divided into two distinct categories within the industry. One category is the multinational companies with extensive research and development who both out-source and have in-house manufacturing facilities. The other category is the small, independent, local manufacturers such as KD Medical and Molecula. While the multinationals have better brand recognition due to greater advertising and marketing resources, a group of smaller, independent, local companies, including KD, have been emerging over the past ten years that are designed to compete with the three major molecular biology companies. Companies like KD and Molecula have lower overhead and regional shipping proximity resulting in a consistently profitable record of growth. That, combined with customer acceptance (once products are in the various research institutes supply stores) gives small companies an equal access to end users which puts them on an equal footing with the large companies. Most importantly, the smaller companies fill the consumer need for quality products that are less expensive and available immediately. Competitors include Fisher Scientific, Ambion, Proligo, and Qiagen.

Customers

KD Medical and Molecula service five distinct customer types: 1) Federally funded research centers such as the National Institutes of Health, the Naval Medical Center, and the National Cancer Institute;
2) Federally funded "Supply Stores" such as at the National Institutes of Health; 3) University and private research centers such as Glaxo Smith-Kline, Johnson & Johnson, Merck & Co., Pfizer Research, and Wyeth Pharmaceuticals; 4) Medical distributors such as Fisher Scientific and VWR International; and 5) OEMs such as Genetix, Ltd. and PML Microbiologicals, Inc.

Market Size

The general laboratory supplies industry is 12 to $14 Billion, and the molecular biology market to which KD Medical, Molecula, and Molecularware provide products and services for medical research and drug discovery on which billions of dollars are spent each year. Specifically, the molecular biology market is approximately $600 Million per year, and the RNAi market is estimated to be $48 Million in 2004, growing to $328 Million by 2010.

Growth Potential

Growth within the Research Reagents Division will be accomplished through the complementary nature of the subsidiaries within the division and the division of labor. Molecula has outstanding design and manufacturing capabilities. KD has excellent "cash cow" type contracts within the NIH and other research institutions.

With Molecula designing and manufacturing new product lines for KD, it is believed KD can build its revenues to $5 Million within five years. Additionally, KD, in addition to purchasing products from Molecula, will begin to market Molecula products to the NIH, thus providing growth the Molecula.

Financial Projections

After the acquisition of KD Medical,the Reagents Division has two companies with combined 2004 revenues of approximately $1.2 Million in gross revenues. CalbaTech believes that within the first year, the gross revenues within this division will be $2.2 Million. Within three years, it is anticipated that revenues will grow to $5 Million.

THE CELLULAR THERAPIES DIVISION

Strategy

The Cellular Therapies Division was created to house CalbaTech's emerging interests in cellular applications, particularly those relating to the use of adult stem cells. The Company believes this is an emerging market in which there are major opportunities for new entrants to establish new standards through novel stem cell research techniques and business models. The Company is positioning itself through strategic alliances to identify and take advantage of such opportunities as they emerge from the interaction between fundamental research and an evolving regulatory environment.

To this end, CalbaTech has incorporated LifeStem, Inc., to take advantage of this rapidly expanding market. In addition to advancing its business model for stem cell banking and the provision of purified stem cells to researchers, CalbaTech has filed a patent application for intellectual property relating to the efficient and effective delivery of stem cells to diseased or dead areas of the heart. This device should allow for effective and efficient delivery of stem cells to heart tissue to promote regeneration post myocardial infarction (heart attack). CalbaTech is currently seeking collaborative partners for this innovative device.

LifeStem, Inc.

The market for stem cell technology is currently $500 million, and has been estimated to grow to $30 billion by the year 2010 (Source
DMD). This is projected due to the growth of new cellular therapeutics based on embryonic and adult stem cells, as well as clinical applications to compete with, or complement, existing drug based therapeutics. LifeStem's strategy is to leverage the CalbaTech infrastructure of companies to obtain a leadership position in the fast emerging stem cells arena and become the preferred provider of adult stem cells to the clinical researcher as part of a comprehensive package of stem cell based services. In time, it is anticipated that elements of LifeStem's services will become standard practice in mainstream clinical applications, thus opening a much larger market to LifeStem as a cellular logistics services company.

LifeStem is positioning itself to become a leading supplier of "Cellular Logistics" in this large new market. The company is focused on the following: (1) Providing a stem cell banking service to affluent individuals; (2) Providing services and technologies to facilitate the efficient acquisition and delivery of purified adult stem cells to the research market; (3) Developing delivery devices for clinical applications; and (4) Developing clinical applications of specific stem cell based therapies.

Stem Cell Banking

The opportunity to collect and preserve healthy adult stem cells on a pre-disease basis is certain to revolutionize the practice of medicine. The power and promise of stem cell therapies is just beginning to be known but the development of new clinical applications and therapies is imminent.

LifeStem is positioning itself to take advantage of this emerging market opportunity to, in effect, preserve one's healthy cells for future use for treatments known and those yet to be developed. The benefits of stem cell therapies have shown great success in the treatment of life threatening disease such as chronic heart failure and cancer. There is also significant promise that stem cells will play a prominent role in cures for other diseases such as Parkinsons, Alzheimers and Diabetes to name just a few. According to the American Cancer Society, cancer is now the number one killer of Americans surpassing heart disease. This concept has great promise not only for the cure of such diseases but also in the prevention of disease though the periodic reinjection of one's own healthy stem cells in effect giving the immune system a "boost" of healthy cells.

The current rapid progress into the application of adult stem is widely expected to continue leading to the generation a whole new class of therapies. These will range from chromic degenerative neurological disorders to the major causes of acute mortality such as cardiovascular disease including heart failure. As this new therapeutic potential becomes clear a set of major new markets will be created to provide fundamental cellular logistics services in adult stem cell collection, expansion and banking services. These logistical services will become essential to the efficient delivery of adult stem cell therapeutics. LifeStem intends to establish itself as a market leader in these segments by pioneering early service provision of these markets.

Specifically, Lifestem will target provision of "lifetime stem cell banking services" initially to those individuals who share similar demographic characteristics of the cosmetic procedures market. A conservative analysis of that market in California reveals discretionary expenditure of over $2 billion per annum by a consumer population of over 2 million on products which promote an aesthetic well being. (Table 1). These procedures, especially the surgical procedures, require a significant degree of motivation and financial commitment for what are often relatively transient "cosmetic" improvements in well being.

Table 1

Comparison of Cosmetic Market in California 2003 with LifeStem's market targets for adult stem cell services in 2007. (* Source
American Society of Plastic Surgeons 2003)

Cosmetic Procedure (2003 *)       Annual Value       Annual Number of
                                  of Procedures         Procedures

Botox injections                  $250 million         900,000

Minimally  invasive               $500 million         900,000

Surgical procedure                $1,300 million       500,000

Total Cosmetic procedures         $2,050 million       2,300,000

Projected Adult stem
cell revenue (2007)               $60 million          6,000

As percentage of
Cosmetic market                   < 3%                 < 3%

LifeStem's strategy is to capture a small segment of this "discretionary healthcare market" by carefully marketing the more profound long-term benefits of adult stem cell therapies to both the cosmetic consumer base and the wider public. Comparison of the key features of the cosmetic market and adult stem cell services (Table
2) is instructive in that it identifies the strong similarities between the two markets. Thus, targeting existing customers in the cosmetic market provides a promising means of market entry

Table 2

Comparison of key market parameters between cosmetic procedures and adult stem cell banking services proposed by LifeStem. (Source
American Society of Plastic Surgeons 2003)



Market Parameter                          Cosmetic services                       Adult Stem Cell Banking

Source of income                          Discretionary spending on             Discretionary spending on
                                          personal well being                   personal well being

Reimbursement by insurance                None                                  None

Relative Cost of Services
Botox                                     Low            ~ $200-300

Minimally invasive (microderm)            Moderate       ~ $1,000-1,500

Surgery (facelift)                       High            > $5,000               High > $5,000

Consumer Motivation                      Vanity                                 Wellness / Vanity
                                                                                Long term health insurance
                                                                                Pease of mind

Extent of benefit gained                 Transient                              Possible improved longer
                                                                                term benefit
                                                                                Quality of life / life
                                                                                saving

Discomfort to client                    Low (Botox) -  High (surgery)           Moderate - apharesis
                                                                                Low - expansion

Regulation                              FDA/State License                       State License -
                                                                                Banking only
                                                                                FDA - Therapeutic
                                                                                applications

Accessibility/Competition               Ubiquitous/intense                      Highly limited / emerging


This will be achieved offering a family of related products based on developing a "core competence" in delivering adult stem cell logistic services and clinical applications. These will include:

1) An initial apharesis based adult stem cell collection and banking service to collect and store adult stem cell from individuals for future therapeutic use. The likely customer base will be in two areas:

a)  Healthy, knowledgeable, highly motivated affluent individuals.

b) Those individuals with family history of disease or those in at risk categories.

Capture of these "early adopters" will be critical in establishing leadership in the early stage of the market and positioning the company for rapid growth as the adult stem cell market matures.

2) An evolving improved adult stem cell collection and banking service utilizing stem cell expansion processes. Introduction and approval of expansion steps into the existing processes will provide the opportunity to greatly expand the market by simultaneously making the process much more patient / client friendly while significantly increasing the supply of cells. Additionally, internal cell processing costs will be reduced thus improving operating margins.

It is not unreasonable to project potential revenues approaching $100 million within 36 to 48 months for this market alone with as few as 10,000 clients. According to 2003 census estimates, California has approximately 36 million individuals residing in the state with an annual population growth rate of 1.7%. Income levels are among the highest in the nation as are personal disposable income levels which increased 4.7% from 2002-2003. It would be anticipated that such a service would be initially introduced and marketed in four of the six Southern California counties - Ventura, Los Angeles, Orange and San Diego. These four collectively account for 16.57 million individuals. Equally important is the unique combination of population density and high income levels that are present among these areas. In terms of personal income by county, Los Angeles, Orange and San Diego counties rank #1, #2 and #3 respectively for all California counties. Once established, LifeStem would envision further expansion of its cell banking model into other geographic areas, specifically the Bay Area and it surrounding area.

Without question, given the increasing awareness of stem cell acceptance through proposition 71 and its overwhelming approval by state voters, the infatuation of a health conscience population and a large population base coupled with the infrastructure provided by LifeStem and CalbaTech, California and specifically Southern California, is the ideal geographic location to launch such a service.

Research Market

LifeStem is targeting the needs of stem cell researchers and the stem cell clinical trials market. By setting the standard/protocol, LifeStem will be the service provider of choice for researchers and companies that are seeking to utilize adult stem cell for therapies entering mainstream clinical practice in the coming years.

LifeStem will provide the clinical researcher with a reliable source of adult stem cells. Secondarily, LifeStem will provide other important research tools as part of it service, including selected customized media, cell delivery and monitoring technologies, and molecular-based Quality Control in and through CalbaTech companies.

The need for stem cell logistics service will become acute in the coming years for the following reasons:

     - Adult stem cell therapies are more likely to be developed before embryonic stems cell therapies due to significant governmental, legal, ethical and technical issues, which specifically and detrimentally restrict embryonic stem cell therapeutics;

     - Greater acceptance of autologous stem cell transfer by both patients and regulatory authorities;

     - The large body of experimental data from animal models indicating the clear clinical potential of adult stem cell therapeutics;

     - A large increase in human clinical trials, applying the knowledge gained in animal experiments to the human situation; and

     - Increased funding from both private and public sectors driven by public perception demand as evidenced recently Proposition 71 in California.

Clinical researchers inspired by the animal model data, and mindful of clinical potential, will design research methods and plan ambitious clinical trials of adult stem cells. This will cover the entire range of clinical disciplines targeting all tissues and diseases. Prominent among these could also be cellular customization procedures which pre-treat the adult stem cells derived from generic sources with growth factors or other molecular manipulations prior to delivery to the particular diseased tissue. This would, in effect, be an extension of the methods and processes developed by LifeStem to generate a generic source of stem cells. LifeStem will leverage the expertise and experience of other CalbaTech companies in the development of cellular customization and utilized established distribution channels.

Delivery Devices

LifeStem recognizes that the demand for efficient and minimally invasive methods of delivering stem cells into diseased and/or injured tissue will be critical to any successful stem cell based therapy. To this end, LifeStem, through CalbaTech, has acquired a unique and novel method for the delivery of stem cells.

To date, researchers have been necessarily focused on elucidating the complex science of identifying, isolating, and understanding stem cells. The outcome of this body of research has been a tremendous advance in medical science, giving rise to a whole new field of medical treatment. However with the preponderance of stem research dedicated to basic science, very little work has been done in
developing clinical delivery systems for stem cells.    Most stem
cell research and development has concentrated on cellular therapeutics as opposed to the delivery of stem cells.

The interventional cardiology market is a multi-billion dollar industry which continues to grow. The American Heart Association estimates the total cost of coronary heart disease in 2003 to be nearly $130 billion. Contained therein is the interventional cardiology market comprised of coronary stents, peripheral stents, and percutaneous transluminal coronary angioplasty. This market is forecasted to have revenues of $4.5 billion in 2006. Additionally, Frost & Sullivan forecasts the compound annual growth rate between 2002 and 2006 for the interventional cardiology market to be 1.7% and 3.4% for the 45-54 and 55-64 age groups, respectively. Fueling this growth on the demand-side is the aging "baby boomer" generation. Additionally, cardiac risk factors continue to remain unchecked in this age group. On the provider-side, the unrelenting growth in demand for interventional cardiology treatments is reflected in the sustained increase in both the number of cardiologists and cardiac catheterization labs (annual growth rates of approximately 2.1% and 1.3%, respectively).

Addressing the need for alternatives to existing catheter based delivery options is LifeStem's stem cell delivery device. This device is a patent pending proprietary system developed for the regeneration of cardiac muscle post myocardial infarction. This device is designed for the targeted delivery of peripheral blood-derived autologous stem cells to diseased tissue for the purpose of regenerating healthy functional tissue. The device is a disposable sheath placed over a rigid fiber optic endoscope with attached diagnostic and delivery mechanisms. Our device allows the physician to detect dead and diseased cardiac tissue and deliver a precise amount of stem cells thereby promoting regeneration. The device is intended to be compatible with endoscopes from various manufactures.

Although the device has been initially designed for cardiac applications, its applicability extends beyond cardiac applications. The device has the capability of delivering stem cells into all areas of the body that are accessible via an endoscope. As other stem cell related therapies are developed, LifeStem's stem cell delivery device should be well positioned to facilitate the targeted delivery of stem cells into other damaged tissues of the body. LifeStem is currently seeking a collaborative partner to develop a prototype of the device and is discussing this possibility with several of the nation's leading medical device manufacturers.

Additionally, LifeStem is evaluating other methods of localized delivery stem cells to injured tissue through the use of micro needle injections and other topical applicators. By introducing stem cells into a localized area of injured tissue, the clinician can ensure that the stem cells are placed in the exact area of interest in a minimally invasive fashion. By localizing the deployment of the stem cells, the aggregate number of cells needed in the treatment is reduced. This method of stem cell introduction has great applicability into cosmetic applications and treatments and is complimentary to and will be packaged with LifeStem's cosmetics applications.

Clinical Applications

Stem cells have shown great promise in their ability to grow into new healthy tissue. As a result, they have the potential to provide cures for diabetes, heart disease, Alzheimer's disease, spinal cord injuries and many other medical conditions. There are hundreds of researchers concentrating on the successful cure for these and other diseases.

An area of specific interest to LifeStem however, is the non-disease application of stem cells, notably applications specific to the cosmetic surgery market. Stem cells have been proven to aid in the healing of injured tissue and are a natural compliment to many existing cosmetic surgical procedures.

According to the American Society of Plastic Surgeons, there were 8.7 million cosmetic surgeries performed in the United States in 2003, which is an increase of 32% from 2002. These procedures produced $8.3 Billion in fees to cosmetic surgeons in 2003 alone. Additionally, minimally invasive procedures, where stem cells will have a significant benefit, have increased over 833% since 1988. Furthermore, 45% of all cosmetic patients are repeat patients opting for elective procedures that in many instances are non reimbursable from insurance carriers. LifeStem is well placed for this market in terms of our geographical ability to serve this market as 32% of all cosmetic procedures are performed in the Western United States. Utilizing autologous adult stem cells in many cosmetic procedures present low medical risk to the patient and the potential for an improved out come.

THE MOLECULAR APPLICATIONS DIVISION

The Molecular Applications Division currently consists of one company, MolecularWare (MW) and the bulk of the other R&D projects in various stages of development.

CTI acquired Molecularware, Inc., which is involved in bioinformatics and had developed software that offers data management software solutions for high throughput biology. MW software allows researchers to rapidly and efficiently facilitate data integration and thereby enhance high throughput screening. MW's software emphasizes data integration and allows scientists to manage and analyze data from high throughput instruments, such as liquid handling robots, microarraying robots, and microarray scanners. CTI is seeking to further develop MW's software and produce a new version of the software with a future re-launch.

BUSINESS DEVELOPMENT AND CROSS MARKETING OPPORTUNITIES

The CalbaTech acquisition strategy brings together several product lines that complement each other, both in their application areas and
in their target markets.   This affords considerable opportunity for
co-marketing and cross marketing opportunities not yet available to the individual companies.

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

The keys to realizing the potential of the complementary products are:

     - The customers for one product are also potential customers for another;

     - Exposure to one product results in exposure to the others;

     - Brand recognition of each product line is retained and leveraged to expose loyal customers to the other brands;

     - The internet and electronic marketing facilitate this much more than "traditional" marketing; and

     - Joint promotions linking brands and/or product lines.

Leveraging Brand Recognition and Existing Customer Base

Each of the CalbaTech companies already each have created brand recognition and a satisfied customer base. These can all be leveraged to cross market the products of the others. Joint promotions to each other's customer base further cements these links. The scenario is one of sister companies/brands working together, although there may be additional value in building equity in an overall marketing banner above the different entities.

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

PATENTS AND PROPRIETARY TECHNOLOGY

It is the Company's intention to vigorously protect its proprietary property through the filing of U.S. and international patent applications, both broad and specific, where necessary and reasonable. The Company believes it will attain both strong and broad patent protection for its technologies. The Company intends to protect its inventions in all major countries where significant markets for the Company's product may be created. It is the Company's intention that all its products be protected under various pending patents, issued patents, copyrights and trademarks.

The Company has the policy of disclosing its proprietary information only under a Confidentiality Agreement. This Agreement has a special clause regarding ownership by the Company of all inventions related to, or based in any way upon, the Company's technologies.

To this end, CalbaTech has engaged Mr. Donald Bollela as IP advisor
to mange its intellectual property portfolio.   Mr. Bolella's twenty
years of experience as an IP attorney to electronics and life sciences companies will be an important component of the company's growth through innovation strategy.

Filings

CalbaTech has filed two new provisional applications in the past year which protect novel concepts owned by the Company and developed by scientists associated with CalbaTech.

The first of these patent applications entitled     "Device and
methods for processing sample and detecting analytes at low concentration" is a provisional application 60/536,044 filed 01/13/04 by James Zoval, Ph.D. This application describes a novel concept for the isolation and purification of DNA and other biological molecules. This concept fits within the overall molecular biology/media focus of CalbaTech's acquisition strategy and could become an important new product line.

The second patent application is entitled "Cardiac Stem Cell Delivery Apparatus" application number 60/571,510 filed 06/10/2004 inventor Jason Van Tassel, M.D., that describes a modification of endoscope technology which will facilitate the targeted delivery of adult stem cells to specific tissues. This approach focusing on the process of adult stem cell delivery provides CalbaTech with an entry into the field of adult stem cells services.

In addition to the foregoing, a third patent application, from Gerald Huth, Ph.D. relating to the application of porous silica technology will be filed in the near future.

Employees

The Company currently has nineteen employees. The Company does not have any collective bargaining agreements covering any of its employees, has not experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company considers relations with its employees to be good.

ITEM 2. PROPERTIES.

Corporate

The Company's principal executive and administrative offices are located at 15375 Barranca Parkway, Suite I-101, Irvine, California 92618. The facility consists of approximately 3,000 square feet and is equipped as a general molecular biology and biochemistry lab with is prime purpose being development and testing of DNA micro-array reagents, including a wet lab and cleanroom. The current lease expires at the end of July 2007 and has a current yearly rent of $50,052. The Company considers these offices to be adequate and suitable for its current needs, but as the Company expands, it expects to expand its facilities and as such, is looking for larger facilities on an ongoing basis.

Molecula

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

KD Medical

KD's facility is located at 6935-A Oakland Mills Road, Columbia, MD. It is a 7,000 square foot facility conveniently located between Baltimore and Washington near the NIH. The facility has two clean rooms for sterile production, a medical packaging room for contract medical packaging, a large warehouse and a walk in cold box. KD currently capability manufactures over a half million liters of molecular biology reagents and buffers, and close to three quarters of a million bacterial and yeast biological media products yearly.

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

A corporation has lodged a claim against K-K Medical, Inc., one of the Company's subsidiaries, in such that it claims to have a judgment of $528,613 against K-D Medical, Inc., inclusive of interest. The
Company intends to take all steps necessary to contest the validity of such claim on behalf of K-D Medical, Inc.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the last quarter of fiscal year-ended December 2004, the Company did not submit any matters to a vote of security holders.

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

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2004

                                                 High      Low

Quarter Ended December 31, 2004                   .31      .10
Quarter Ended September 30, 2004                  .15      .06
Quarter Ended June 30, 2004                       .30      .13
Quarter Ended March 31, 2004                      .29      .15

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2003

                                                 High      Low

Quarter Ended December 31, 2003                  .47       .10
Quarter Ended September 30, 2003                 .85       .20
Quarter Ended June 30, 2003                     2.00       .60
Quarter Ended March 31, 2003                     .15       .05

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

Holders of Common Equity

As of March 18, 2005, the Company's transfer agent shows 229 shareholders of record of the Company's common stock.

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

General Overview

CalbaTech is focused on providing products and platforms to the life sciences research market, both for biotech and pharmaceutical companies, as well as academic and government institutions.
CalbaTech is pursuing a classic "roll-up" strategy of growth by acquisition. In addition to growth through acquisition, CalbaTech is building an experienced and innovative scientific staff, including several notable members of its Scientific Advisory Board that it believes will contribute breakthrough innovation in areas of biological discovery. Currently, CalbaTech contains four wholly owned subsidiaries, Molecula Research Laboratories, LLC. ("Molecula"), KD Medical, Inc. ("KD"), LifeStem, Inc. ("LifeStem") and Molecularware, Inc. ("Molecularware") that serve niche markets in the life sciences research market. Molecula and Molecularware were acquired by CTI in 2003, KD was acquired in 2004, and LifeStem was incorporated in 2004 to pursue opportunities in the rapidly expanding stem cell market.

Results of Operations

The Company's revenues are difficult to forecast and may vary significantly from quarter to quarter and year to year. In addition, the Company's expense levels for each quarter are, to a significant extent, fixed in advance based upon the Company's expectation as to the net revenues to be generated during that quarter. The Company therefore is generally unable to adjust spending in a timely manner to compensate for any unexpected shortfall in net revenues. Further as a result of these factors any delay in product introductions, whether due to internal delays or delays caused by third party difficulties, or any significant shortfall in demand in relation to the Company's expectations, would have an almost immediate adverse impact on the Company's operating results and on its ability to maintain profitability in a quarter.

Comparison of the Year Ended December 31, 2004 with the Year Ended December 31, 2003

During the year ending December 31, 2004 the Company experienced significant growth in revenues with sales of $300,633 compared to $11,782 in the year ending December 31, 2003. Additionally, the Company had other income of $12,744 compared to $44,403 in prior year
2003. The Company believes that with the acquisition of KD Medical, Inc. as a wholly-owned subsidiary of the Company, that had 2004 revenues of approximately $1 Million, revenue will substantially increase in 2005. Additionally, Molecula and KD Medical complement each other and the Company should be able to continue to streamline expenses and combine marketing efforts to achieve greater success in a shorter period of time. The
Company believes that an aggressive cross marketing plan between Molecula and KD could result in annual revenues for the Research Reagents Division of approximately $2,200,000 in 2005.

Cost of revenues consists of direct manufacturing costs and applied overhead expenses for the research reagent business, as well as labor costs associated with its service revenue. Cost of revenues as a percentage of net revenues were 36% in the year ended December 31, 2004, down from 48% for the year ended December 31, 2003. The cost of goods sold percentage will fluctuate from quarter to quarter because absorbed overhead increases when volume is decreasing and because labor ratios are less than optimized in manufacturing processes when revenues are lower. As revenues increases, cost of goods sold as a percentage of revenue should become more and more favorable for the company. The overall increase in the cost of goods sold during 2004 is directly attributable to the increase in net revenues.

General and administrative (operating) expenses decreased significantly during 2004 from $2,210,728 in 2003 to $1,268,332, in 2004, despite the expenses related to the acquisition of KD Medical and the general business activity of the Company. Accordingly, total operating expenses, net of those absorbed in cost of sales, also decreased from $3,433,395 in 2003 to $2,907,577 in 2004 as management has worked to cut costs and control expenses. The Company's operating expenses, separate from the goodwill impairment related to the acquisition of KD Medical were $1,283,364, a material decrease from 2003.

Net Income (Loss)

Due primarily to a goodwill impairment resulting from the acquisition of KD Medical of $1,624,213, the Company realized a net loss of $2,700,598 for the year ended December 31, 2004 as compared to a net loss of $3,665,553 for the year ended December 31, 2003. With increased revenues and profitability generated by KD Medical, continued growth of Molecua and KD, the Company believes that it will report a net profit for 2005.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2004 was $38,895 and $17,894 at December 31, 2003. The assets of the Company increased from $56,036 at December 31, 2003 to $393,883 at December 31, 2004,
due largely to the acquisition of KD Medical. As a result of our operating losses for the year ended December 31, 2004, we generated a cash flow deficit of $768,353 from operating activities. We met our cash requirements during this period through the private placement of $739,740 of common stock, a private placement of $330,000 of preferred stock, and $30,078 in advances from shareholders. The Company also paid down notes payable $224,100 and had proceeds from notes payable of $26,797. The Company has used its working capital to finance ongoing operations and the development and marketing of its products. In the future, in addition to the identified acquisition, the company intends to evaluate, from time to time, acquisitions of products or companies that could complement the Company's business, expand its product line, or augment its revenues and cash flows.

The Company's success and ongoing financial viability is contingent upon its selling of its products and the related generation of cash flows. The Company evaluates its liquidity and capital needs on a continuous basis, and based on the Company's requirements and capital market conditions, the Company may, from time to time, raise working capital through additional debt or equity financing. There is no assurance that such financing will be available in the future to meet additional capital needs of the Company, or that any such terms or conditions of any such financing would be favorable to the Company. Both the management of the Company's current growth and the expansion of the Company's current business involve significant financial risk and require significant capital investment. Management believes that it will meet is capital needs through debt and equity financing.

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

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 will not have a material impact on the Company's results of operations or financial position.

Acquisition or Disposition of Plant and Equipment

Other than as provided herein, we do not anticipate the sale or acquisition of any significant property, plant or equipment during the next twelve months. We do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months.

Number of Employees

For the fiscal year ended December 31, 2004, we have relied on the services of outside consultants for services and as of December 31, 2004, the Company has nineteen employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. Other than through acquisition, we do not anticipate our employment base will significantly change during the next 12 months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Continued Control by Current Officers and Directors

As of March 18, 2005, the present officers and directors own approximately 42% of the outstanding shares of Common Stock, and therefore are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of the Company, the appointment of officers, and the determination of officers' salaries. Shareholders have no cumulative voting rights. (See Security Ownership of Certain Beneficial Owners and Management) Audit's Opinion Expresses Doubt About The Company's Ability To Continue As a "Going Concern".

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

ITEM 7. FINANCIAL STATEMENTS.

Financial statements as of and for the year ended December 31, 2004, and for the ended December 31, 2003 are presented in a separate section of this report following Part IV.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 23, 2003, upon recommendation of its Board of Directors, the Company dismissed its certifying accountant, Eide Bailly LLP ("Edie"). Edie 's report on the Company's financial statements for of the two fiscal years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with Edie on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, during the two fiscal years ended December 31, 2001 and during the interim period ended January 23, 2003, which, if not resolved to Edie's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report, as required by Item 304(a)(3) of Regulation S-B.
The Company engaged Russell Bedford Stefanou Mirchandani LLP (" Russell Bedford Stefanou Mirchandani") as its certifying accountant as of April 9, 2003 for the Company's fiscal year ending December 31, 2002. The Company has not consulted Russell Bedford Stefanou Mirchandani previously.

On May 10, 2004 , upon recommendation of its Board of Directors, the Company dismissed its certifying accountant, Russell Bedford Stefanou Mirchandani, LLP ("Russell Bedford"). Russell Bedford's report on the Company's financial statements from its inception in April, 2002 and fiscal year ended December 31, 2003 did not contain any adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with Russell Bedford on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, from its inception in April, 2002 and during fiscal year ended December 31, 2003 and during the interim period ended May 14, 2004, which, if not resolved to Russell Bedford's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report, as required by Item 304(a)(3) of Regulation S-B.

The Company engaged Dejoya and Company ("DeJoya") as its certifying accountant as of May 10, 2005 for the Company's fiscal year ending December 31, 2004. The Company has not consulted Dejoya previously.

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

James DeOlden, Esq. - Chief Executive Officer, Director

Mr. DeOlden, B.A. History (1996) from Virginia Commonwealth University, J.D. (1998) from Whittier Law School, is an attorney admitted to the California Bar and practices transactional and securities law in Irvine, California. Mr. DeOlden, in conjunction with being a founder of CalbaTech, maintains a few select clients in his small law practice but is mostly focusing on the growth and development of CalbaTech. Mr. DeOlden currently represents or has represented both publicly traded and private companies, with the focus being on emerging growth companies in various stages of corporate existence or development.

Edward H. Deese - President, Chief Operating Officer, Director

Mr. Deese, B.S. Economics (1985) from the University of California, Irvine has been involved in entrepreneurial business development for the past 17 years. Most recently, Mr. Deese has served in several interim capacities for publicly traded companies or subsidiaries thereof. Prior to this, Mr. Deese was a founder, Director, and Chief Operating Officer of Burstein Technologies, Inc., an Irvine, California bio-technology company. Prior to Burstein Technologies, Mr. Deese served in a variety of entrepreneurial ventures, including three companies that went public through IPOs.

John Gordon, Ph.D. - Chief Technology Officer, Director

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

Jason Van Tassel, M.D.

Dr. Jason Van Tassel, the inventor of LifeStem's stem cell delivery device, is currently in medical practice specializing in Otolaryngology, Facial Plastic and Reconstructive Surgery in Beverly Hills, CA. Dr. Van Tassel attended Georgetown University School of Medicine in Washington D.C., graduating with Honors in 1997. Dr. Van Tassel was accepted into the well-known Department of Otolaryngology, Head and Neck Surgery Residency program at the University of Arkansas for Medical Sciences, headed by world famous Dr. James Suen. Upon completion of his residency, Dr. Van Tassel joined the faculty at the University of California Irvine in the Department of Facial Plastic and Reconstructive Surgery, completing a fellowship in 2003. He is currently board certified in Otolaryngology and board eligible in Facial Plastic and Reconstructive Surgery.

Prior to beginning his practice of medicine in Los Angeles, Dr. Van Tassel worked at Hybritech Inc., where he performed research investigating manufacturing processes related to monoclonal antibody test assays, an area of specific interest to CalbaTech. In addition, Dr. Van Tassel also investigated retinal signal transduction pathways for the Department of Neurosciences at San Diego State under Dr. Gregory Harris, Ph.D., also an area of significant potential interest for CalbaTech.

Matthew R. Maupin

Mr. Maupin is the founder of Molecula Research Laboratories, LLC. Previously Mr. Maupin held positions with Mediatech, Inc. makers of cellgror brand cell culture products for over ten years, including Head of Manufacturing and R&D and Senior Director of Operations. During his tenure at Mediatech the company grew well over 1000%. Mr. Maupin's educational background is in the sciences and business. He completed an internship at the Naval Research Laboratory in Biomolecular Sciences in 1990, as well as the Manufacturing Executive Program at the Darden School of Business and the Executive Development Program at the Wharton School of Business. Mr. Maupin is enrolled in the Executive MBA at the Smith School of Business.

(b)  Compliance with Section 16(a) of the Exchange Act.
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers and persons holding 10% or more of the Company's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Company's common stock with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.
Based solely on a review of the fiscal year ended December 31, 2004 and subsequently, the Company is unaware that any required reports were not timely filed.

ITEM 10. EXECUTIVE COMPENSATION.

No executive officer of the Company received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2004 and prior.

                       Summary Compensation Table


                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                  Other           Restricted   Securities
principal                                 annual            stock     underlying      LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)    options/SARs    payouts compensation
                          ($)     ($)       ($)             ($)           (#)           ($)       ($)
James DeOlden  2004     $    0(1)  0       0              $316,878(2)  0               0         0
CEO            2003     $14,000    0       0                     0     0               0         0
               2002     $     0    0       0                     0     0               0         0

Edward Deese,  2004     $93,500(1) 0       0              $266,387(2)  0               0         0
CFOO           2003     $74,500    0       0                     0     0               0         0
               2002     $12,000    0       0                     0     0               0         0

John Gordon,   2004     $14,542(1) 0       0              $322,278(2)  0               0         0
CTO            2003     $     0    0       0                     0     0               0         0
               2002           0    0       0                     0     0               0         0


(1) Contractual agreements with James DeOlden, Edward Deese and John Gordon as officers have been attached to previous filings. As these salaries have not been paid in full, either in payments in restricted stock nor cash, such outstanding amounts have carried over through 2004.

(2) These awards of restricted stock were in lieu of unpaid salaries and other compensation due from inception of the Company through December 31, 2003

Insurance Plans

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 18, 2004. This chart reflects the number of shares held by those shareholders controlling more than five percent, those shareholders that are officers and/or directors, as well as a collective group of all of the above.

                                  OWNERSHIP

Name                     Number of Shares                Approximate Percent
                         of Common Stock                 of Common Shares Owned

Edward H. Deese          5,000,000                             13.31

James DeOlden            5,000,000                             13.31

John F. Gordon           5,713,468                             15.21

Group: All Officers/
Directors (1)           15,713,468                             41.83

All Shares
Outstanding             37,561,205                            100.00

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

From time to time the Company's officers and shareholders advance funds to the Company. The note payable-related parties balance outstanding was $66,713 and $36,635 as of December 31, 2004 and 2003, respectively. No formal arrangements or repayment terms exist. Certain of the officers and directors of the Company are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Company and its officers and directors. The Company will attempt to resolve such conflicts of interest in favor of the Company. The officers and directors of the Company are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling the Company's affairs. A shareholder may be able to institute legal action on behalf of the Company or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to the Company.

PART IV.

ITEM 13. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


The following table sets forth fees billed to us by our auditors during the years ended December 31, 2004 and 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                                      December 31, 2004      December 31, 2003

(i)Audit Fees                            $44,000                   $45,475
(ii)Audit Related Fees                   $     0                   $     0
(iii)Tax Fees                            $     0                   $     0
(iv)All Other Fees                       $     0                   $     0

Total fees                               $44,000                   $45,475

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of CalbaTech's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of CalbaTech, Inc.'s consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2004 or 2003.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax services provided in fiscal 2004 or 2003.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2004 or 2003.

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

Signature               Title                              Date

/s/ James DeOlden     CEO/Secretary/Director            May 9, 2005
James DeOlden

/s/Edward Deese       President/Treasurer/Director      May 9, 2005
Edward Deese

/s/John Gordon, PhD   Vice-President/CTO/Director       May 9, 2005
John Gordon, PhD

                                 CERTIFICATIONS

Exhibit 31.1 Certification of President and Chief Executive Officer pursuant to Rules 13A-14 and 15D-14 of the Securities
Exchange Act of 1934.

I, James DeOlden, certify that:

1. I have reviewed this annual report on Form 10-KSB of CalbaTech, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented  in  this  annual   report  our  conclusions about
the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.

Date:  May 9, 2005

/s/ James DeOlden
James DeOlden, CEO


Exhibit 31.2 Certification of Principal Accounting Officer pursuant to Rules 13A-14 and 15D-14 of the Securities Exchange Act of 1934.

I, Edward Deese, certify that:

1. I have reviewed this annual report on Form 10-KSB of CalbaTech, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented  in  this  annual   report  our  conclusions about
the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.

Date:  May 9, 2005

/s/ Edward Deese
Edward Deese, CFO


Exhibit 32.1 Certification pursuant of Chief Executive Officer to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.

In connection with the Annual Report of CalbaTech, Inc. (the "Company") on Form 10-KSB for the year ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James DeOlden, CEO, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes
Oxley Act, that:

(1) The Report fully complies with Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The Information contained in the Report fairly represents, in all material aspects, the financial condition and result of operations on the Company.

By: /s/  James DeOlden
James DeOlden, CEO

Exhibit 32.2 Certification pursuant of Chief Financial Officer to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.

In connection with the Annual Report of CalbaTech, Inc. (the "Company") on Form 10-KSB for the year ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward Deese, CFO, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes
Oxley Act, that:

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

                      DECEMBER 31, 2004 AND 2003

                    FORMING A PART OF ANNUAL REPORT
          PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934
                           CALBATECH, INC.

                                 F-1

                           CALBATECH, INC.

Index to Financial Statements                                     PAGE

Reports of Independent Registered Certified Public Accountants     F-3 - F-4

Balance Sheets at December 31, 2004 and 2003                       F-4

Statements of Losses for the year ended December 31, 2004 and
December 31, 2003                                                  F-5

Statements of Deficiency in Stockholders' Equity for the years
ended December 31, 2004 and December 31, 2003                      F-6 - F-10

Statements of Cash Flows for the year ended December 31, 2004 and
December 31, 2003                                                  F-11- F-12

Notes to Financial Statements                                      F-13- F-32

                                   F-2


                          RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                              CERTIFIED PUBLIC ACCOUNTANTS

             REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Calbatech, Inc.
Irvine, CA 90064

     We have audited the accompanying consolidated balance sheet of Calbatech, Inc. as of December 31, 2003 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audit.

     We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calbatech, Inc. at December 31, 2003 and the results of its operations and its cash flows for the year ended
December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note P to the accompanying financial statements, the Company is experiencing difficulty in generating sufficient cash flow to meet it obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note P. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI  LLP
     Russell Bedford Stefanou Mirchandani LLP

McLean, Virginia
April 13, 2004



                                CALBATECH, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                  Audited

                                                            December 31,
                                                         2004          2003

ASSETS

CURRENT ASSETS:
  Cash                                                  $  38,895    $  17,894
  Accounts Receivable-net of allowance of                 134,373       10,763
   $42,764 and $-, respectively
  Inventory                                                77,045            -
  Prepaid Expenses                                         37,923            -
        Total Current Assets:                             288,236       28,657

Fixed Assets-Net                                          105,647       27,379
                                                          393,883       56,036

                 LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                   798,838    1,130,903
  Capital leases payable-short term portion                 5,923        8,915
  Notes payable - Banks (Note F)                           60,435       61,276
  Notes payable (including $266,713 and $36,635,
   respectively to related parties) (Note E)              901,986       86,635
  Settlement Liability (Note Q)                           528,613            -
  Convertible notes payable, (including $100,000 to
   Related parties on December 31, 2004 and 2003)
   (Note G)                                               295,138      800,000
    Total Current Liabilities:                          2,590,933    2,087,729

Long Term Debt
  Capital leases payable - long term                       23,740        2,636

    Total Liabilities                                   2,614,673    2,090,365

COMMITMENTS AND CONTINGENCIES

DEFICIENCY IN STOCKHOLDERS' EQUITY

Convertible Preferred Stock, par value
$0.001 per share; 25,000,000
shares authorized; 1,250,000 and zero shares
issued and outstanding as of
December 31, 2004 and 2003, respectively                    1,250            -

Common Stock, par value $0.001
per share; 200,000,000 shares
authorized, 33,939,945 and
15,856,393 shares issued and
outstanding as of December 31,
2004 and December 31, 2003
respectively                                               33,940       15,856
Common stock subscription                                 247,000      137,700
Additional paid in capital                              4,111,103    1,705,740
Treasury stock, at cost                                   (30,795)     (10,935)
Accumulated Deficit during development stage           (6,583,288)  (3,882,690)
    Total Deficiency in Stockholders' Equity           (2,220,790)  (2,034,329)

                                                          393,883       56,036

                                       CALBATECH, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                                           Audited

                                                       Year ended December 31,
                                                       2004               2003

REVENUES:

  Net Sales                                            $  300,633   $   11,782
  Cost of sales                                          (106,759)      (5,634)
  Gross Profit                                            193,874        6,148

OPERATING EXPENSES

  Selling and administrative                            1,268,331    2,210,728
 Goodwill impairment                                    1,624,213    1,226,652
 Depreciation and amortization                             15,032        2,163
  Total Operating Expenses                              2,907,576    3,439,543

LOSS FROM OPERATIONS                                   (2,713,702)  (3,433,395)

  Other Income                                             12,744       44,403
  Reduction in liability from settlement of
  debt with acquisition                                    91,662            -
  Interest (expense), net                                 (91,302)    (276,561)

Net Income (Loss) before income taxes                  (2,700,598)  (3,665,553)

Income taxes                                                    -            -

NET INCOME (LOSS)                                      (2,700,598)  (3,665,553)

Beneficial conversion discount-
preferred stock dividend                                        -     (124,334)

Net income (loss) available to common
stockholders                                           (2,700,598)  (3,789,887)

Net income (loss) per common share
(basic and assuming dilution)                               (0.11)       (0.32)

Weighted average common shares outstanding             24,170,907   11,885,371



                                   CALBATECH, INC. ("CTI")
                       STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                        FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                           Audited



                                                         Add'l                 Treasury                 Common
          Preferred      Stock      Common     Stock    Paid in     Treasury    Stock      Subscrip      Stock     Accumul
           Shares       Amount      Shares     Amount   Capital      Shares     Amount       Shares     Subscrip   Deficit    Total
Balance at
December 31,
2002        -                -      9,999,999   10,000         -          -          -          -           -     (92,803) (82,803)
Balance of TTI
common shares
prior to merger
(post March 28,
2003 reverse
split)      -                -      1,199,491    1,199         -          -          -          -           -           -    1,199
Issuance of TTI
common stock to
CTI founders in
connection with
reverse merger
(post March 28,
2003 reverse stock
split)      -                -      5,766,591    5,767         -          -          -          -          -           -     5,767
Issuance of common
stock subscription
to founders in
connection with
reverse merger
(post March 28,
2003 reverse stock
split)      -               -               -        -         -           -         -   3,939,882      3,940         -      3,940
Assumption of
treasury stock in
connection with
reverse merger on
March 28, 2003
(post reverse
split)     -                -              -         -         -     213,611    (10,935)         -          -         -    (10,935)
Cancellation of
common stock in
connection with
reverse merger on
March 28, 2003
           -                -     (9,999,999)   (10,000)       -           -          -          -          -         -    (10,000)
Common Stock
issued on May 2,
2003 for
acquisition at
$0.01 per share
           -                -      3,939,882      3,940        -           -          -  (3,939,882)    (3,940)       -          -
Common stock
issued on May 2,
2003 for services
rendered at $0.59
per share
          -                 -        285,000        285   167,865          -          -           -          -        -    168,150
Common stock
issued on May 2,
2003 to officers
compensation at
$0.59 per share
                                     225,000        225   132,525          -          -           -         -        -     132,750
Common stock
issued on May 13,
2003 for services
rendered at $1.20
per share
          -                -          20,000         20    20,380          -          -           -         -         -      20,400
Common stock
issued on June 25,
2003 for services
rendered at $0.70
per share
          -                -         107,500        107    63,318          -          -           -         -         -      63,425
Subtotal  -                -      11,543,464     11,543   384,088    213,611    (10,935)          -         -   (92,803)    291,893
Issuance of common
stock subscription
on July 1, 2002 in
connection with
the acquisition of
Molecularware, Inc
at $0.46 per share
          -                -               -          -         -          -          -      300,000   137,700        -     137,700
Common stock
issued on August
7, 2003 for
services rendered
at $0.27 per share
          -                -         300,000        300    81,300          -          -            -         -        -      81,600
Common stock
issued on August
18, 2003 for
services rendered
at $0.33 per share
         -                 -         500,000        500   164,500          -          -            -         -        -     165,000
Common stock
issued on
September 9, 2003
for services
rendered at $0.36
per share
         -                 -         100,000        100    35,600          -          -            -         -        -      35,700
Preferred stock
issued on
September 29, 2003
in conversion of
notes payable at
$1.00 per share
    117,000              117               -          -   116,883          -          -            -         -        -     117,000
Preferred stock
issued on
September 29, 2003
in payment of
interest on notes
payable at $1.00
per share
      7,334                7               -          -     7,327          -           -           -         -        -       7,334
Common stock
issued on October
2, 2003 for
services rendered
at $0.40 per share
         -                 -         330,000       330    131,670          -           -           -         -       -      132,000
Sale of common
stock on October
2, 2003 at $0.25
per share
         -                 -          40,000        40      9,960          -           -           -         -       -       10,000
Common stock
issued on November
5, 2003 for
services rendered
at $0.17 per share
         -                 -        300,000        300    50,700           -           -           -         -       -       51,000
Cancellation of
preferred shares
due to debt
forgiveness
   (33,403)              (33)             -          -   (33,370)          -           -           -         -       -     (33,403)
Common stock
issued on November
19, 2003 for
services rendered
at $0.19 per share
         -                 -        140,000        140    26,460          -            -           -         -       -      26,600
Common stock
issued on December
4, 2003 for
services rendered
at $0.23 per share
         -                 -        440,000        440   100,760          -            -           -          -       -    101,200
Sale of common
stock on December
4, 2003 at $0.25
per share
         -                 -        400,000        400    99,600          -            -           -          -      -     100,000
Issuance of common
stock on December
4, 2003 in
connection with
the acquisition of
Molecular Research
Labs at $0.40 per
share
         -                 -        500,000        500   199,500          -            -           -          -      -     200,000
Conversion of
preferred stock to
common stock on
December 22, 2003
at a conversion at
a conversion rate
of 13.88 shares of
common per
preferred share
   (90,931)             (91)     1,262,929      1,263    (1,172)          -            -           -          -      -         -
Beneficial
interest
adjustment for
convertible debts
         -                -              -          -    200,000          -            -           -          -      -   200,000
Beneficial
preferred stock
dividend
         -                -              -          -    124,334          -            -           -         -       -    124,334
Stock based
compensation for
the issuance of
stock options to
consultants in
exchange for
services
         -                -              -          -      7,600          -            -           -         -       -      7,600
Net Loss
      -                -              -          -          -          -            -           -         - (3,789,887) (3,789,887)
Balance as of
December 31, 2003
      -                -     15,856,393     15,856   1,705,740    213,611     (10,935)    300,000   137,700 (3,882,690) (2,034,329)
Common stock
issued on January
27, 2004 for
services rendered
at $0.15 per share
      -                -        300,000        300      44,700          -           -           -         -          -      45,000
Sale of common
stock on February
23, 2004 for $0.25
per share
      -                -        140,000        140      34,860          -           -           -         -         -       35,000
Common stock
issued on February
23, 2004 for
acquisition at
$0.459 per share
      -                -        131,109        131     60,048           -           -   (131,109)   (60,179)        -            -
Common stock
issued on February
23, 2004 for
license rights at
$0.19 per share
      -                -        100,000        100     18,900           -           -          -          -         -       19,000
Common stock
issued on February
23, 2004 for
services rendered
at $0.19 per share
      -                -        915,000        915    172,935           -           -          -          -         -      173,850
Common stock
issued on February
23, 2004 for
officers
compensation at
$0.17 per share
      -                -     4,766,498       4,767   797,797            -           -           -         -          -     802,564
Common stock
subscription
cancelled in
April, 2004
settlement of debt
from acquisition
of Molecularware
       -               -             -           -         -            -           -    (168,891)  (77,521)         -     (77,521)
Sale of common
stock on April 15,
2004 at $0.17 per
share
       -              -      1,000,000       1,000   169,000            -           -          -          -          -      170,000
Sale of preferred
stock on April 15,
2004 at
approximately
$0.20 per share
convertible to
common shares at a
ratio of 1.5:1
 1,250,000        1,250              -            -   328,750           -            -         -          -           -     330,000
Common stock
issued on June 7,
2004 for services
rendered at $0.14
per share
        -             -         75,000          75     10,425           -            -         -          -           -      10,500
Common stock
issued on June 25,
2004 as settlement
of debt at $0.13
per share
        -             -        100,000         100     12,900          -             -         -          -          -       13,000
Common stock
issued on August
6, 2004 for
services rendered
at $0.10 per share
        -             -        300,000         300     29,700          -            -          -          -          -       30,000
Common stock
issued on
September 1, 2004
as settlement of
debt at $0.06 per
share
        -             -       900,000          900     62,042          -            -          -          -         -        62,942
Common stock
issued on
September 1, 2004
for services
rendered at $0.06
per share
        -            -       323,000           323     19,057          -            -          -          -         -        19,380
Purchase of Common
stock as treasury
on September 2,
2004 at
approximately
$0.10 per share
                                                                 40,000        (4,140)         -          -         -       (4,140)
Common stock
issued on
September 13, 2004
for services
rendered at $0.10
per share
       -             -       50,000            50       4,950         -              -         -          -         -        5,000
Sale of common
stock on September
29, 2004 at $0.06
per share
       -             -    2,100,002         2,100     123,900         -             -          -          -         -      126,000
Sale of common
stock on September
30, 2004 at $0.06
per share
       -             -      833,334           833      49,167         -             -          -          -         -       50,000
Sale of common
stock on October
19, 2004 at $0.06
per share
       -             -      166,667           167       9,833         -             -          -          -         -       10,000
Common stock
issued on October
26, 2004 for
services rendered
at $0.22 per share
       -             -      120,000           120      26,280         -             -          -          -          -      26,400
Purchase of Common
stock as treasury
in October, 2004
at approximately
$0.13 per share
       -             -            -             -           -     122,500     (15,720)        -          -          -      (15,720)
Sale of common
stock on November
2, 2004 at $0.06
per share
       -             -    1,333,334         1,333      78,667          -            -         -          -          -       80,000
Issuance of common
stock subscription
in connection with
the acquisition of
K-D Medical at
$0.26 per share
       -            -             -             -           -          -            -    950,000    247,000         -      247,000
Sale of common
stock on November
16, 2004 at $0.06
per share
       -           -     2,195,334          2,195     129,525          -            -          -          -         -      131,720
Sale of common
stock on November
17, 2004 at $0.06
per share
       -           -     1,700,334          1,700     100,320          -            -          -          -         -      102,020
Common stock
issued on November
17, 2004 for
services rendered
at $0.26 per share
       -           -       140,000            140      36,260          -            -          -          -         -        36,400
Sale of common
stock on November
23, 2004 at $0.06
per share
       -           -       166,667            167       9,833          -            -          -          -         -        10,000
Sale of common
stock on December
21, 2004 at $0.11
per share
       -           -       227,273            227      24,773          -            -          -          -         -        25,000
Debt Forgiveness
By Shareholder                                                                                                   50,741      50,741
Net Loss
       -           -             -              -           -          -            -          -          - (2,700,598) (2,700,598)
Balance at
December 31, 2004
1,250,000      1,250    33,939,945         33,940   4,141,103     376,111     (30,795)   950,000    247,000 (6,583,288) (2,220,790)



                                   CALBATECH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        Audited

                                                    Year ended December 31,
                                                    2004               2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                          $ (2,700,598)  $ (3,789,887)
Adjustments to reconcile net loss to
net cash used in operating activities:
Adjustments for depreciation and amortization           15,032          2,163
Common stock issued in connection
with reverse merger, net                                     -        (10,029)
Common stock subscribed in
connection with acquisition of
MolecularWare, Inc.                                          -        137,700
Common stock issued in connection
with the acquisition of Molecular
Research Labs                                                -        200,000
Common stock subscribed in
connection with acquisition of KD Medical              247,000
Stock based compensation for
issuance of stock options to
consultants in exchange for services                         -          7,600
Beneficial conversion discount-
interest expenses in connection with
convertible debt                                             -        200,000
Beneficial conversion discount-
preferred stock dividend in
connection with convertible debt                             -        124,334
Debt issued in connection with acquisition             150,000        600,000
Debt reduction from settlement of
debt issued with acquisition                          (145,136)             -
Debt assumed in connection with acquisition            941,215         11,551
Common stock issued in connection
with license acquisition                                19,000              -
Common stock issued or subscribed in
connection with services rendered                      346,530        845,075
Common stock issued for officer
compensation                                           802,564        132,750
Common stock issued in settlement of debt               75,942
Debt forgiveness by shareholder                         50,741              -
Bad debts written off                                        -          9,211
Preferred stock issued as payment
for interest                                                 -          7,334
Debt forgiveness-cancellation of
convertible preferred stock                                  -        (33,403)
(Increase) decrease in:
Accounts receivable                                   (123,609)       (19,974)
Inventory                                              (77,045)             -
Prepaid expenses                                       (37,923)       200,000
Related party loan                                           -              -
Prepaid expenses                                             -              -
Increase (decrease) in:
Accounts payable and accrued expenses                 (332,066)     1,066,872
Net cash provided by (used in)
operating activities                                  (768,353)      (308,703)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of treasury stock                          (19,860)             -
Acquisition for fixed assets                           (93,300)       (29,542)
Net cash used in investing activities                 (113,160)       (29,542)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock, net            739,740        110,000
Proceeds from issuance of preferred
stock, net                                             330,000              -
Proceeds from lines of credit                                -         61,276
Advances from (to) shareholder                          30,078          6,635
Payment on notes payable                              (224,100)       (52,500)
Proceeds from issuance of notes payable                 26,796        204,500
Net cash provided by financing activities              902,514        329,911

Net increase (decrease) in cash and
cash equivalents:                                       21,001         (8,334)
 Cash and cash equivalents at
beginning of period                                     17,894         26,228
 Cash and cash equivalents at end of period             38,895         17,894

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for interest              15,564          9,912
  Cash paid during the period for taxes                      -              -
  Common stock issued in exchange for services       1,149,094        977,825
  Stock based compensation for
  issuance of stock options to
  consultants in exchange for services                       -          7,600
  Common stock issued in connection
  with reverse merger, net                                   -         10,906

Acquisition of Traffic Technology, Inc.
  Excess of assets acquired over
  liabilities assumed                                        -       (211,997)
  Common stock retained                                      -         11,997
  Treasury stock assumed                                     -        (57,666)
  Goodwill impaired                                          -       (257,666)
Acquisition of Molecularware:
  Excess of assets acquired over
  liabilities assumed                                        -        (23,872)
  Liability reduction for settlement of debt          (145,136)             -
  Convertible debt issued                                    -        600,000
  Common stock issued                                        -        137,700
  Goodwill impaired                                          -       (713,828)
Acquisition of Molecula Research Lab:
  Excess of liabilities assumed over
  assets acquired                                            -         55,158
  Common stock issued                                        -        200,000
  Goodwill impaired                                          -       (255,158)
Acquisition of KD Medical:
  Excess of liabilities assumed over
  assets acquired                                      858,213

  Cash paid in connection with acquisition             350,000

  Common stock subscribed                              247,000

  Debt issued in connection with acquisition           150,000

  Goodwill impaired                                 (1,605,213)


                         NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 2004 AND 2003

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

Company through its subsidiary - Molecula Research Laboratories, LLC is focused on gene function solutions using RNAi technology. Its proprietary computer algorithm - T.A.R.G.E.T.* (The Advanced RNAi Guidance Evaluation Technology) system and 10 years of gene silencing experience, allows Molecula to consistently deliver active RNA duplexes for specific target gene silencing. Molecula also develops and sells numerous research reagents for cell transfection, DNA and RNA purification, protein expression, micro array analysis, gene expression analysis and other innovative and fundamental products.

Additionally, the Company through its subsidiary - KD Medical, manufactures and distributes microbiological culture medias and other research regents. KD Medical's products are used in genetic engineering, drug discovery, molecular biology labs and biopharmaceutical production.

From its inception through the date of these financial statements the Company has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of December 31, 2004, the Company has accumulated losses of $6,583,288 which include goodwill impairment of $1,624,213 for the year ended December 31, 2004.

The consolidated financial statements include the accounts of the Registrant, its wholly owned subsidiaries, Molecularware, Inc. and KD Medical and its majority wholly owned subsidiary, Molecula Research Laboratories, LLC and that of Traffic Technology, Inc. with whom the Registrant merged. All significant inter-company transactions and balances have been eliminated in consolidation.

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

The total consideration paid was $257,666 and the significant components of the transaction are as follows:

Common stock retained by
Traffic shareholders                                 $     11,997
Excess of assets acquired over
liabilities assumed                                      (211,997)
Treasury stock assumed                                    (57,666)
Goodwill impaired                                        (257,666)

On July 1, 2003, the Company acquired Molecularware, Inc., as a wholly owned subsidiary. Molecularware, Inc. was acquired by issuance of common stock subscriptions totaling 300,000 shares valued at the time acquisition at $137,700. In addition, the Company issued 12% convertible debt totaling $600,000 as settlement of the outstanding liabilities of Molecularware, Inc. (Note E). The convertible debt can be converted in to shares of Company's common stock within thirty days after the effective date a registration statement is filed with the Securities and Exchange Commission ("SEC") at a conversion price equal to eighty percent of the closing price of the Company's common stock on the date of the conversion.

The total consideration paid was $713,828 and the significant components of the transaction are as follows:

Common stock issued                                  $    137,700
Convertible debt issued                                   600,000
Excess of assets acquired over
liabilities assumed                                       (23,872)
Goodwill impaired                                    $    713,828

In October 2003, the Company acquired Molecula Research Laboratories,
LLC (Molecula), Herndon, Virginia, a leading company in gene silencing technologies for gene and protein function studies by acquiring eighty one hundred percent of the shares of the company which was held by the CEO of the company. The Company issued 500,000 shares of common stock valued at $200,000 for acquisition.

The total consideration paid was $255,158 and the significant components of the transaction are as follows:

Common stock issued                                          $ 200,000
Excess of liabilities assumed over assets acquired              55,158
Goodwill impaired                                            $ 255,158

In November 2004, the Company acquired KD Medical, Columbia Maryland, a leading manufacturer of microbiological culture media and other research reagents. The Company paid $350,000 in cash, 200,000 shares of common stock valued at $52,000 and incurred an obligation to pay an additional $150,000 by November, 2005. Additionally, the Company is obligated to issue up to 750,000 shares of common stock valued at $195,000 should KD Medical's revenue exceed $1,000,000 and achieve earnings of $10,000 before interest and taxes for the year ended December 31, 2004 (500,000 and 250,000 shares of common stock, respectively).

The total consideration paid was $1,605,213 and the significant components of the transaction are as follows:

Cash paid                                                  $350,000
Excess of liabilities assumed over assets acquired          858,213
Debt issued                                                 150,000
Common stock issued at acquisition                           52,000
Obligation to issued additional shares of common
stock based on operating performance                        195,000
Goodwill impaired                                        $1,605,213

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superceded Staff Accounting Bulletin No. 101,
REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101
("SAAB101SAB104"). SAB 101 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured.
Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts.
Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

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

Inventories

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist of products available for sale to distributors and customers.

Components of inventories as of December 31, 2004 and 2003 are as follows:

                                         2004          2003

Raw Materials and Finished Goods         $ 77,045          -

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation and amortization are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment
are  recorded  at  cost  and  depreciated   using  the straight-line
method over their estimated useful lives as follows:

Furniture and fixtures                              5 years
Office equipment                                    3 years
Manufacturing equipment                        3 to 5 years

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards
No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

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

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company expenditures of $59,248 and $71,038 on research and product development for the year ended
December 31, 2004 and 2003, respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company charged to operations $- and $6,590, as advertising costs for the year ended December 31, 2004 and 2003, respectively.

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

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note J):




                                                   For the year ended        For the year ended
                                                    December 31, 2004         December 31, 2003
Net loss - as reported                             $ (2,700,598)               $(3,789,887)
Add: Total stock based employee compensation
expense as reported under intrinsic value
method (APB. No. 25)                                          -                          -
Deduct: Total stock based employee
compensation expense as reported under fair
value based method (SFAS No. 123)                             -                          -
Net loss - Pro Forma                                 (2,700,598)                (3,789,887)
Net loss attributable to common stockholders -
Pro forma                                            (2,700,598)                (3,789,887)
Basic (and assuming dilution) loss per share
- as reported                                             (0.11)                     (0.32)
Basic (and assuming dilution) loss per share
- Pro forma                                               (0.11)                     (0.32)


Net Loss per Share

The Company has adopted Statement of Financial Accounting Standard No.
128, "Earnings Per Share" ("SFAS 128"), specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either anti dilutive, or their effect is not material. There is no effect on earnings per share information for the years ended December 31, 2004 and 2003 relating to the adoption of this standard.

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of $2,700,598 and $3,789,887 during the year ended December 31, 2004 and 2003, respectively. The Company's total liabilities exceeded its total assets by $2,220,790 as of December 31, 2004.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions.
At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At December 31, 2004 and 2003, allowance for doubtful account balance was $42,764 and $0, respectively.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs-- an amendment of ARB No. 43, Chapter
4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real
Estate Time-Sharing Transactions--an amendment of FASB Statements No.
66 and 67" ("SFAS 152) The amendments  made by Statement 152 This
Statement  amends FASB Statement No.  66, Accounting for Sales of Real
Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA
Statement of Position (SOP) 04-2, Accounting for Real Estate Time-
Sharing Transactions.  This Statement also amends FASB Statement No.
67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This
Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged.
The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December  16,  2004,  the  Financial  Accounting  Standards  Board
("FASB") published  Statement of Financial  Accounting  Standards No.
123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year
2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements.

Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE B - IMPAIRMENT OF GOODWILL

The Company has adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142) effective April 29, 2002 (date of inception). SFAS No.142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill amortization to cease and for goodwill to be periodically reviewed for impairment.

Under SFAS No. 142, goodwill impairment occurs if the net book value of a reporting unit exceeds its estimated fair value. The Company has performed impairment tests periodically and has written off $1,624,213 and $1,226,652 for goodwill impairment for the year ended December 31, 2004 and 2003, respectively mainly due to the followings:

     - Significant operating losses

     - Lack of revenues and profitability

As a result of these events and circumstances, Company management believes that more likely than not the fair value of the reporting unit's goodwill has been reduced below its carrying value. As a result, management performed an evaluation of the reporting unit's tangible and intangible assets for purposes of determining the implied fair value of goodwill at various dates. Upon completion of the assessment, management recorded a non-cash impairment charge of $1,624,213 and $1,226,652, net of tax, or $(0.07) and $(0.10) per share for the year ended December
31, 2004 and 2003, respectively, to reduce the carrying value of goodwill in this reporting unit to its estimated value of $-.

Considerable management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from managements' estimates.

NOTE C - DEPOSIT

On December 12, 2002, the Company had entered into an Agreement and Plan of Exchange ("Agreement") hereby Traffic Technology, Inc. ("Traffic") would acquire the Company in exchange for $200,000. The Agreement was consummated on January 3, 2003 (see Note M). Concurrent with entering into the Agreement, the Company deposited with Traffic an aggregate amount of $200,000, comprised of $100,000 in cash and promissory note payable to significant shareholders of Traffic in the amount of $100,000. In May 2003, $50,000 was paid towards the amount due on the promissory note (see Note E). In September, 2004, the remaining balance of $50,000 was settled through the Company issuing shares of its common stock.

NOTE D - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at December 31, 2004 and 2003 are as follows:

                                                   2004           2003
Furniture and fixtures                            $  37,258       $  1,658
Equipment                                           216,822         13,187
Computer equipment                                   49,951          2,187
Equipment held under capital leases                  39,302         12,510
                                                    343,333         29,542
Less:
Accumulated depreciation                            237,686          2,163

Net property and equipment                         $105,647        $27,379

The total depreciation and amortization expense for the years ended December 31, 2004 and 2003 amounted to $15,032 and $2,163, respectively.

NOTE E - NOTES PAYABLE

Notes payable at December 31, 2004 and 2003 consists of the following:

                                                        2004           2003
Note payable, $50,000 was due on or
before March 20, 2003 and $50,000
due on or before June 20, 2003,
accrues interest at 18% per annum on
past due amounts only, issued in
connection with the Agreement subject
to finalization of liabilities with list of
outstanding creditors. (Note C).
The amount due in June 2003 has been
paid by the Company.                                   $     0        $ 50,000

Note payable in connection with acquisition
of MolecularWare, Inc, accrues interest
at 0% per annum, unsecured with monthly
payments of approximately $14,000 month
and contractual secured by 12/31/04 by
666,666 common shares.  An escrow agreement was
drafted though never executed by the
creditor; therefore, as of 05/02/05 no
shares have been issued.                                50,000               -

Note payable in connection with
acquisition of KD Medical accrues interest
at 0% per annum, unsecured.                            150,000               -

Note payable-State of Maryland, accrues
interest at 0% per annum, unsecured.
In accordance with a forbearance agreement
signed by KD Medical defaults on any payments,
an additional $189,429 in interest will be due.        415,000               -

Note payable -shareholder, accrues
interest at 0% per annum, unsecured
(Note K)                                                66,713          36,635

                                                       901,986          86,635
Less: current portion                                 (901,986)        (86,635)

CalbaTech agreed to issue up to $600,000 of convertible debentures to Molecularware to settle debts. The time frame for settling those debts and issuing convertible debentures was ninety days. As of 12/31/04, $95,138 was settled in the form of convertible debentures. $220,273 remains on Molecularware's books as non-settled, non-converted debt, and to date, there has not been a claim made to Molecularware for payment. The company has not been able to conclusively verify that such debt ever existed. The remaining $284,589 left from the balance of the $600,000 that CalbaTech offered to use for settlement of debts has been extinguished through other means of payment, with some $43,000 still owed as of 12/31/December 31, 2004 that was collateralized by 666,666 shares of CalbaTech.

NOTE F - NOTES PAYABLE - BANKS

Notes payable - bank at December 31, 2004 and 2003 consists of the following:

                                                          2004          2003

Bank line of credit, guaranteed by its
officers, in the amount of $50,000 and bears
interest at a rate of 10.75% per annum. The
credit calls for the minimum payment of
interest only.                                          $  49,340     $ 49,500

Line of credit, guaranteed by its officers, in the
amount of $12,500 and bears interest at a rate
of 8.50% per annum. The credit calls for
the minimum payment of interest only.                      11,095       11,776
                                                           60, 435      61,276

Less: current portion
                                                          (60,435)     (61,276)
                                                                -            -

NOTE G - CONVERTIBLE NOTES PAYABLE

A summary of convertible promissory notes payable at December 31, 2004 and 2003 is as follows:

                                                          2004          2003

12% convertible debentures, issued in settlement
of the outstanding obligations of subsidiary;
MolecularWare, Inc., unpaid principal together
with accrued and unpaid interest is convertible
into shares of the Company's common stock or
within thirty days after the effective date a
registration statement is filed with the
Securities and Exchange Commission ("SEC") at a
Conversion price equal to eighty percent of the
Closing price of the Company's common stock on
are due in July 2005 the date of the conversion          $ 95,138     $600,000

10% convertible debentures, is payable and due
on demand, unpaid principal together with
accrued and unpaid interest is, at the option of the
holder, convertible into shares of the Company's
common stock at any time before maturity, at a
conversion price equal to fifty percent of the closing
price of the Company's common stock on the date
of the conversion. The Company has recorded
$100,000 as beneficial conversion
discount - interest expense during the
year ended December 31, 2003                              100,000     100,000

10% convertible debentures, with related party,
is payable on demand, unpaid principal together with
accrued and unpaid interest is, at the
option of the holder, convertible into
shares of the Company's common stock at
any time at a conversion price equal to
fifty percent of the closing price of the
Company's common stock on the date of the
conversion. The Company has recorded
$100,000 as beneficial conversion
discount - interest expense during the
year ended December 31, 2003                              100,000      100,000
                                                          295,138      800,000
Less: current portion                                     295,138      800,000

Convertible Debentures

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

During the year ended December 31, 2003; the Company issued $600,000, 12%interest bearing convertible debentures in settlement of the outstanding obligations of subsidiary; MolecularWare, Inc. Debenture holders have the option to convert any unpaid note principal together with accrued and unpaid interest into shares of the Company's common stock within thirty days after the effective date a registration statement is filed with the Securities and Exchange Commission ("SEC") at a conversion price equal to eighty percent of the closing price of the Company's common stock on the date of the conversion. Because the conversion price is unknown and contingent upon a future event as of the date of issuance, the Company did not record a beneficial conversion feature. No other financing costs were incurred by the Company in connection with the issuance of convertible debenture.

In September 2004, the Company, related to the acquisition of MolecularWare, Inc., reached a settlement whereby $154,949 of the outstanding 12% convertible debentures issued and related accrued interest of 3,624, and the stock subscription of 168,891 shares of common stock valuated at $77,521 were cancelled for $150,000 and the issuance of 100,000 shares of the Company's common stock. This resulted in a reduction in the convertible debenture of $154,949 and a current period adjustment to income of $81,145 inclusive of a reversal of interest previously accrued.

NOTE H - CONVERTIBLE PREFERRED STOCK

The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.001 per share. In September 2003, the Company issued 117,000 shares of convertible preferred stock in conversion of notes payable at $1.00 per share and 7,334 shares of the same class at $1.00 per share in payment of accrued interest. In December 2003, the Company cancelled 33,403 convertible preference shares and recorded $33,403 as miscellaneous income due to forgiveness of debt. Also, as of December 31, 2003, the company has converted 90,931 preferred shares into common stock at the rate of
13.88 shares of common stock per preferred share.

On April 15, 2004, the Company issued 1,250,000 shares of Preferred Stock at a price of $0.20 per share to one entity. The Preferred Shares issued were convertible on a 1 to 1.5 basis of Preferred Shares to Common shares. These shares have not been converted as of May 6, 2005.

NOTE I - COMMON STOCK

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

In February 2004, the Company issued 5,681,498 shares of common stock for services rendered at $0.17 per share, which represents the fair value of the services received. As the shares issued were restricted pursuant to Rule 144, a discount of 11% to the then market price of the stock was used.

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

In October 2004, the Company sold 166,667 shares of its common stock for $0.06 per share specifically to raise funds to pay for its acquisition of KD Medical, Inc., described elsewhere within this Form.

In October 2004, the Company issued 120,000 shares of common stock for services rendered at $0.22 per share, which represents the value of the services received and which did not differ materially from the value of the stock issued.

In October 2004, the Company repurchased 122,500 shares of its common stock in the open market as treasury at approximately $0.13 per share

In November 2004, the Company sold 5,395,669 shares of its common stock for $0.06 per share specifically to raise funds to pay for its acquisition of KD Medical, Inc., described elsewhere within this Form.

In November 2004, the Company issued 140,000 shares of common stock for services rendered at $0.26 per share, which represents the value of the services received and which did not differ materially from the value of the stock issued.

In November 2004, the Company acquired KD Medical Inc. and issued stock subscriptions for 950,000 shares of its common stock valued at the time of the acquisition at $247,000. (Note A)

In December 2004, the Company sold 227,273 shares of its common stock at $0.11 per share

NOTE J - STOCK OPTIONS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees at December 31, 2004.



                                          Options            Outstanding         Options     Exercisable
Exercise          Number              Weighted Average     Weighed Average       Number    Weighted Average
 Price         Outstanding               Remaining          Exercise Price    Exercisable   Exercise Price
                                        Contractual
                                        Life (Years)
$0.001          300,000                 7.92                $0.001                   -         $0.001


Transactions involving stock options issued to employees are summarized as follows:


                                      Number of Shares     Weighted Average
                                                           Price Per Share

Outstanding at December  31, 2002           300,000              0.001
       Granted                                    -                  -
       Exercised                                  -                  -
       Cancelled or expired                       -                  -
Outstanding at December 31, 2003            300,000              0.001
       Granted                                    -                  -
       Exercised                                  -                  -
      Canceled or expired                         -                  -
Outstanding at December 31, 2004            300,000              0.001

The weighted-average fair value of stock options granted to employees during the year ended December 31, 2004and 2003 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                             2004               2003
Weighted average grant date
fair value per share:                       $      -           $      -
Significant assumptions
(weighted-average):
Risk-free interest rate at grant date           3.35%             1.13%
Expected stock price volatility               113%               71%
Expected dividend payout                        0%               0%
Expected option life-years (a)                  8                9

(a)The expected option life is based on contractual expiration dates.

If the Company recognized compensation cost for the non- qualified employee stock option plan in accordance with SFAS No. 123, the Company's proforma net loss and net loss per share would have been $(2,700,598) and $(0.11) , and $(3,789,887) and $(0.32) in 2004 and
2003, respectively.

Non-Employee Stock Options

On December 1, 2002, the Company issued 80,000 options to a consultant as incentive to enter into a consulting agreement with the Company for a period of one year. The 80,000 options vest quarterly over a period of three years with an exercise price of $.01 per share and a life of
ten years from the date of grant.   The amount of the expense charged
to operations in connection with granting the options was $0 and $7,600, for the year ended December 31, 2004 and 2003, respectively.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to consultants at December 31, 2003.





                                          Options            Outstanding         Options     Exercisable
Exercise          Number              Weighted Average     Weighed Average       Number    Weighted Average
 Price         Outstanding               Remaining          Exercise Price    Exercisable   Exercise Price
                                        Contractual
                                        Life (Years)
$0.001          80,000                             9           $0.001          26,667         $0.001


Transactions involving stock options issued to consultants are summarized as follows:

                                      Number of Shares     Weighted Average
                                                           Price Per Share

Outstanding at December 31, 2002                80,000          0.01
      Granted                                        -             -
      Exercised                                      -             -
      Cancelled or expired                           -             -
Outstanding at December 31, 2003                80,000         $0.01
     Granted                                         -             -
     Exercised                                       -             -
     Canceled or expired                             -             -
Outstanding at December 31, 2004                80,000         $0.01

The weighted-average fair value of stock options granted to consultants during the year ended December 31, 2004 and 2003 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                     2004        2003
Weighted average grant date fair
value per share:                                                 $  0.28
Significant assumptions (weighted-average):
Risk-free interest rate at grant date                3.35%          1.13%
Expected stock price volatility                       113%           71%
Expected dividend payout                                0%            0%
Expected option life-years (a)                          9            10

(a)The expected option life is based on contractual expiration dates.

NOTE K - RELATED PARTY TRANSACTIONS

From time to time the Company's officers and shareholders advance funds to the Company. The notes payable-related parties balance outstanding was $66,714 and $36,635 as of December 31, 2004 and 2003, respectively. No formal arrangements or repayment terms exist (see Note E).

The Company entered into various convertible promissory notes
"Debentures") with its officers and shareholders (Note G). These notes were converted into convertible preferred stock at a rate of $1 per share. As of December 31, 2003, the preferred shares were converted to the Company's common stock (Note H).

NOTE L - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2003 and 2002 are as follows:


                                                    2004         2003

Accounts payable                                   $ 229,380     $  137,412
Accrued salaries                                     262,457        841,180
Accrued vacation                                           -         56,385
Payroll liabilities                                  217,984         36,018
Accrued interest                                      89,017         59,908
Total                                                798,838      1,130,903

NOTE M- INCOME TAXES

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. At December 31, 2004, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $5,650,000, expiring in the year 2022, that may be used to offset future taxable income. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of December 31, 2004 and 2003 are as follows:

Non current:

                                                     2004          2003

Net operating loss carry forward                  $(1,300,000)  $ (775,000)
Valuation allowance                                         -            -
Net deferred tax asset                             (1,300,000)    (775,000)

NOTE N- LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share as of December 31 2004 and 2003, respectively:

                                                     2004          2003

Loss available for common shareholders           $(2,700,598)   $(3,789,887)
Basic and fully diluted loss per share                $(0.11)        $(0.32)
Weighted average common shares outstanding        24,170,907      11,885,371

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

Schedule of future minimum lease payments under operating equipment and premises leases at December 31, 2004 are as follows:

2005              $ 50,784
2006                52,523
Total             $103,307

Rental expenses charged to operations for the years ended December 31, 2004 and 2003 were $70,203 and $34,898, respectively.

Capital Lease Obligations

The Company leases equipment financed by capital leases. Equipment included the following amounts for capitalized leases at December 31, 2004 and 2003:

                                                       2004          2003

Equipments                                             $36,292      $  9,500
Computer equipments                                      3,010         3,010
                                                        39,302        12,510
Less accumulated depreciation                            7,656           854
Total                                                   31,646        11,656

The Company has capital leases for equipment used in its operation. The future minimum lease payments at December 31, 2004 are as follows:

2005                                                     $10,959
2006                                                       9,577
2007                                                       9,380
2008                                                       8,381
2009                                                       5,939
                                                          44,236

Less: amount representing interest                       (14,573)
                                                          29,663
Less: current Portion                                     (5,923)
Long-term Portion                                         23,740

The Company has recorded equipment purchased under non-cancelable leases with an original cost of $6,800 and $12,510 as of December 31, 2004 and 2003, respectively. Depreciation expenses of $5,000 and $854, has been charged to operations for the years ended December 31, 2004 and 2003, respectively.

Employment Agreements

The Company has employment agreements with key employees. In addition to salary and benefit provisions, the agreements include defined commitments should the employees terminate the employment with or without cause.

Contingent Acquisition Payments

As part of the acquisition of KD Medical, Inc., there are certain contingent liabilities as described in Note A..

Outstanding Payroll Taxes

The Company has Federal and State payroll taxes in an amount equal to $117,500 as of December 31, 2004, including penalties and interest. The penalties and interest associated with this liability is estimated to be in excess of ten percent of the total payroll taxes due, and the Company has accrued $29,000 in penalties and interest.

NOTE P - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the year ended December 31, 2004 and 2003, the Company has incurred losses of $2,700,598 and $3,789,887, respectively. In addition, the Company has a deficiency in stockholder's equity of $2,220,790 and $2,034,329 at December 31, 2004 and 2003, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

                                   F-3

NOTE Q - SETTLEMENT LIABILITY

As of December 31, 2004, a settlement liability totaling $528,613, including accrued interest at statutory rates, existed against the Corporation's Subsididary, KD Medical, Inc.

Note R - SUBSEQUENT EVENTS

The Company entered into a Letter of Intent on September 21, 2004 to acquire a distribution company. The Letter of Intent was extended several times; however, the Letter of Intent has expired and it is not the intention of the Company to pursue this transaction.

                        EXHIBIT INDEX

Exhibit No.     Description

2.1         Articles of Incorporation*
2.1.1 Articles of Amendment to Articles of Incorporation, dated September 16, 1998*
2.1.2       Articles of Amendment dated March 20, 2003*
2.1.3       Articles of Merger dated March 20, 2003 for redomicile *
2.1.3.1     Merger Agreement underlying Articles of Merger for redomicile *
2.1.4 Articles of Merger dated March 20, 2003 for merger of subsidiary, CalbaTech, Inc., into Parent, Traffic
            Technology, Inc. with name change to CalbaTech, Inc. post merger *
2.1.4.1 Merger Agreement underlying Articles of Merger for merger of Subsidiary and Parent and concurrent name change *
2.2         Bylaws of Traffic Technology, Inc., a Nevada Corporation *
6.1         Consulting Agreement with Pinnacle West Capital
            Corporation, dated May 30, 2000*
6.2        Distributor Agreement with Layton Solar, dated April 3, 2000*
6.2.1      Amendment to Distributor Agreement with Layton Solar, dated
           August 24, 2000*
6.3        Distributor Agreement with IMS Industries, dated March 17, 2000*
6.4        Distributor Agreement with Taiwan Signal Technologies
           Co., dated June 30, 2000*
6.5        Distributor Agreements with Artflex, Sinalizacao and
           Viaria Ltd., dated August 7, 2000*
6.6        Distributor Agreement with Supremetech Engineering Co.
           dated August 15, 2000*
6.7        Consulting Service Agreement for LED Traffic Signal
           Technology Transfer and Licensing with JCI Group, Inc.
           (China), dated January 8, 2001*
6.8        LED Single Lens Traffic Signal Technology Transfer and
           Consulting Service Agreement with JCI Group, Inc. Japan), dated April 25, 2001*
6.9        Form of Distributor Agreement (United States)*
10.1       Employment Agreement for James DeOlden *
10.2       Employment Agreement for Edward Deese *
10.3       Employment Agreement for John Gordon *
10.4       Employment Agreement for David Killen *
10.5       Asset Purchase Agreement (Zoval Enterprises) *
10.6 Agreement and Plan of Reorganization for the acquisition of Molecularware *
10.7 Agreement and Plan of Reorganization for the acquisition of Molecula *
23.1       Consent of De Joya & Company, Inc. (filed herein)
24.1       Power of Attorney (filed herein)
31.1       Certification pursuant of Chief Executive Officer to 18 U.S.C.
           Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.
31.2       Certification pursuant of Chief Financial Officer to 18 U.S.C.
           Section 1350, as adopted to Section 906 of the Sarbanes
           Oxley Act of 2002.

*Documents previously filed with the SEC

                                Exhibit 23.1

                    CONSENT OF CERTIFIED PUBLIC ACCOUNTANTS

                                 De Joya & Company
                   Certified Public Accountants & Consultants
                          2425 W. Horizon Ridge Parkway
                            Henderson, Nevada 89052
               Telephone (702) 563-1600  ?  Facsimile (702) 920-8049



Report of Independent Registered Public Accounting Firm



To The Board of Directors and Stockholders of
Calbatech, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Calbatech, Inc. as of December 31, 2004, and the related consolidated statements of loss, deficiency in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calbatech, Inc. as of December 31, 2004, and the consolidated results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note P to the accompanying financial statements, the Company has incurred a net loss of $2,700,598 for the year ended December 31, 2004. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note P. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ DeJoya & Company
Certified Public Accountants
Henderson, Nevada
March 18, 2005