Form 10QSB
period 2005-03-31
CALBATECH INC
filed 2005-05-23
CIK 1156293

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH
31, 2005

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No___

As of March 31, 2005, the Company had 36,770,577 shares of common stock issued and outstanding.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets:
March 31, 2005 and December 31, 2004                                  F-1

Condensed Consolidated Statements of Income (Losses):
Three Ended March 31, 2005 and 2004                                   F-2

Condensed Consolidated Statements of Cash Flows:
Three Months Ended March 31, 2005 and 2004                       F-3 - F-4

Notes to Condensed Consolidated Financial Statements:          F-5 - F-17

Item 2.  Management's Discussion And
         Analysis Of Financial Condition
         And Results Of Operations

Part II - Other Information

Item 1.  Legal Proceedings

Item 2.  Changes In Securities And Use Of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission Of Matters To A Vote Of Security Holders

Item 5.  Other Information

Item 6.  Exhibits And Reports On Form 8-K

Signature

Item 1. Financial Statements

                               CALBATECH, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     Unaudited     Audited
                                                      March 31,   December 31,
                                                        2005         2004

ASSETS

CURRENT ASSETS:
  Cash                                               $    26,375  $     38,895
  Accounts Receivable-net of
allowance of $42,009 and $42,764, respectively           142,056       134,373
  Inventory                                              221,437        77,045
  Prepaid Expenses                                        25,614        37,923
    Total Current Assets:                                415,482       288,236

Fixed Assets-Net                                          93,376       105,647

                                                         508,858       393,883

               LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued  expenses                 824,238       798,838
  Capital leases payable-short term portion                3,613         5,923
  Notes payable - banks                                   19,199        21,829
  Notes payable (including $313,713 and
  $266,713 to related parties, respectively)             934,587       901,986
  Settlement Liability                                   539,185       528,613
  Convertible notes payable - current portion            295,138       295,138
    Total Current Liabilities:                         2,615,960     2,552,327

Long Term Debt  Capital leases payable - long term        23,149        23,740
  Note Payable to bank - long term                        38,414        38,606
  Convertible notes payable - long term portion                -             -
    Total Long Term Liabilities                           61,563        62,346
Total Liabilities                                      2,677,523     2,614,673

DEFICIENCY IN STOCKHOLDERS' EQUITY

Preferred Stock, par value $0.001
per share; 25,000,000 shares
authorized; 1,250,000 and zero
shares issued and outstanding as of
September 30, 2004 and December 31,
2003 respectively                                          1,250         1,250
Common Stock, par value $0.001 per
share; 200,000,000 shares authorized,
36,770,577 and 33,939,945 shares
issued and outstanding as of March
31, 2005 and December 31, 2004 respectively               36,771        33,940
Common stock subscription                                247,000       247,000
Additional paid in capital                             4,487,699     4,111,103
Treasury stock, at cost                                  (87,647)      (30,795)
Accumulated Deficit                                   (6,853,738)   (6,583,288)
    Total Deficiency in Stockholders' Equity          (2,168,665)   (2,220,790)

                                                         508,858       393,883

                                 CALBATECH, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                                     Unaudited

                                                   Three Months Ended March 31,
                                                        2005         2004

REVENUES:
  Net Sales                                            $  314,820   $   17,276
  Cost of sales                                           (22,963)      (7,265)
  Gross Profit                                            291,857       10,011

OPERATING EXPENSES
  Selling and administrative                              523,274      579,606
 Depreciation                                              12,721        2,549
  Total Operating Expenses                                535,995      582,155

LOSS FROM OPERATIONS                                     (244,138)    (572,144)

  Other Income                                              5,378        6,724
  Reduction in liability from settlement of
debt with acquisition                                           -       91,662
  Interest (expense), net                                 (31,690)     (15,738)

Net Income (Loss) before income taxes                    (270,450)    (489,496)

Income taxes                                                    -            -

NET INCOME (LOSS)                                        (270,450)    (489,496)

Net income (loss) per common share
(basic and assuming dilution)                               (0.01)       (0.03)

Weighted average common shares outstanding             35,021,609   18,528,332

                                  CALBATECH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     Unaudited

                                                   Three Months Ended March 31,
                                                        2005         2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           $   (270,450)   $  (489,496)
Adjustments to reconcile net loss to
net cash used in operating activities:
Adjustments for depreciation                             12,721          2,549
Common stock subscribed in connection
with acquisition of MolecularWare, Inc.                       -        (60,179)
Common stock issued in connection
with the acquisition of Molecular
Research Labs                                                 -         60,179
Debt reduction from settlement of
debt issued with acquisition                                  -        (70,292)
Common stock issued in connection
with license acquisition                                      -         19,000
Common stock issued or subscribed in
connection with services rendered                       223,302        218,850
Common stock issued for officer
compensation                                                  -        905,634
Common stock issued in settlement of debt                72,000
(Increase) decrease in:
Accounts receivable                                      (7,683)         3,669
Inventory                                              (144,392)        (3,843)
Prepaid expenses                                         12,309              -
Increase (decrease) in:
Accounts payable and accrued expenses                    25,400       (695,263)
Net cash provided by (used in) operating activities     (76,793)      (109,192)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition for fixed assets                               (450)        (1,076)
Net cash used in investing activities                      (450)        (1,076)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net              27,273         35,000
Advances from (to) shareholder                           47,000         69,345
Payment on notes payable net                             (9,550)        (2,886)
Proceeds from issuance of notes payable                       -              -
Net cash provided by financing activities                54,151        101,459

Net increase (decrease) in cash and
cash equivalents:                                       (12,520)        (8,809)
 Cash and cash equivalents at beginning of period        38,895         17,894
 Cash and cash equivalents at end of period              26,375          9,085

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest               15,564          2,086
  Cash paid during the period for taxes                       -              -
  Common stock issued in exchange for services          223,302      1,124,484
  Stock based compensation for
issuance of stock options to
consultants in exchange for services                          -             -
  Liability reduction in settlement of debt                   -         70,292

See accompanying notes to the unaudited condensed consolidated financial information
                                     F-4

                                CALBATECH, INC
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                         MARCH 31, 2005 AND 2004
                               (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

From its inception through the date of these financial statements the Company has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of March 31, 2005, the Company has accumulated losses of $6,853,738.

The condensed consolidated financial statements include the accounts of the Registrant, its wholly owned subsidiaries, Molecularware, Inc.
and KD Medical and its majority wholly owned subsidiary, Molecula Research Laboratories, LLC and that of Traffic Technology, Inc. with whom the Registrant merged. All significant inter-company transactions and balances have been eliminated in consolidation.

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

In October 2003, the Company acquired Molecula Research Laboratories, LLC (Molecula), Herndon, Virginia, a leading company in gene silencing technologies for gene and protein function studies by acquiring one hundred percent of the shares of the company which was held by the CEO of the company. The Company issued 500,000 shares of common stock valued at $200,000 for acquisition.

The total consideration paid was $255,158 and the significant components of the transaction are as follows:

Common stock issued                                          $ 200,000
Excess of liabilities assumed over assets acquired              55,158
Goodwill impaired                                            $ 255,158

In November 2004, the Company acquired KD Medical, Columbia Maryland, a manufacturer of microbiological culture media and other research reagents. The Company paid $350,000 in cash, 200,000 shares of common stock valued at $52,000 and incurred an obligation to pay an additional $150,000 by November, 2005. Additionally, the Company is obligated to issue up to 750,000 shares of common stock valued at $195,000 should KD Medical's revenue exceed $1,000,000 and achieve earnings of $10,000 before interest and taxes for the year ended December 31, 2004 (500,000 and 250,000 shares of common stock, respectively).

The total consideration paid was $1,605,213 and the significant components of the transaction are as follows:

Cash paid                                                  $  350,000
Excess of liabilities assumed over assets acquired            858,213
Debt issued                                                   150,000
Common stock issued at acquisition                             52,000
Obligation to issued additional shares of common
stock based on operating performance                          195,000
Goodwill impaired                                          $1,605,213

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superceded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 "SAAB101SAB104"). SAB 101 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over their estimated useful lives of the assets.

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

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company expenditures of $0 and $10,738 on research and product development for the three months ended March 31, 2005 and 2004, respectively.

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

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock- Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and subsequent years.

Net Loss per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"), specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either anti dilutive, or their effect is not material. There is no effect on earnings per share information for the three months ended March 31, 2005 and 2004 relating to the adoption of this standard.

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of $270,450 and $489,496 during the three months ended March 31, 2005 and 2004, respectively. The Company's total liabilities exceeded its total assets by $2,168,665 as of March 31, 2005.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At March 31, 2005 and December 31, 2004, allowance for doubtful account balance was $42,009 and $42,764, respectively.

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

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005 with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

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

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE B - NOTES PAYABLE

Notes payable at March 31, 2005 and December 31, 2004 consists of the following:

                                                March 31,   December 31,
                                                  2005           2004

Note payable in connection with acquisition
of MolecularWare, Inc, accrues interest
at 0% per annum, unsecured with monthly
payments of approximately $14,000 month
and contractual secured at 03/31/05 by
500,000 common shares.  An escrow agreement was
drafted though never executed by the
creditor; therefore, as of 05/02/05 no
shares have been issued.                         $  32,000       $50,000

Note payable in connection with
acquisition of KD Medical accrues interest
at 0% per annum, unsecured.                        150,000       150,000

Note payable-State of Maryland, accrues
interest at 0% per annum, unsecured.
In accordance with a forbearance agreement
signed by KD Medical defaults on any payments,
cumulative interest at 10% per annum will be
added.  As of March 31, 2005; the cumulative
amount totals $205,335.                            400,600       415,000

Notes Payable-Unsettled claims from acquisition
of Molecular                                       220,273       220,273

Note payable -shareholder, accrues interest
at 0% per annum, unsecured                         131,714        66,713

                                                   934,587       901,986
Less: current portion                             (934,587)     (901,986)
                                                         0             0

CalbaTech agreed to issue up to $600,000 of convertible debentures to Molecularware to settle debts. The time frame for settling those debts and issuing convertible debentures was ninety days. As of March 31, 2005, $95,138 was settled in the form of convertible debentures. $220,273 remains on Molecularware's books as non-settled, non-converted debt, and to date, there has not been a claim made to Molecularware for payment. The company has not been able to conclusively verify that such debt ever existed. The remaining $284,589 left from the balance of the $600,000 that CalbaTech offered to use for settlement of debts has been extinguished through other means of payment, with some $32,000 still owed as of March 31, 2005 that was collateralized by 500,000 shares of CalbaTech.

NOTE C - NOTES PAYABLE - BANKS

Notes payable - banks at March 31, 2005 and December 31, 2004 consists of the following:

                                                March 31,   December 31,
                                                  2005           2004

Bank term debt, guaranteed by its officers,
and bears interest at a rate of 9% per annum,
with monthly for five years with payments of
$1048 maturing in Oct, 2009                     $ 47,108     $  49,340

Line of credit, guaranteed by its officers,
in the amount of $12,500 and bears interest
at a rate of 8.50% per annum. The credit calls
for the minimum payment of interest only.         10,505        11,095

                                                  57,613        60,435
Less: current portion                            (19,199)      (21,829)

                                                  38,414        38,606

NOTE D - CONVERTIBLE NOTES PAYABLE

A summary of convertible promissory notes payable at March 31, 2005 and December 31, 2004 is as follows:

                                                March 31,   December 31,
                                                  2005           2004

12% convertible debentures, issued in settlement
of the outstanding obligations of subsidiary;
MolecularWare, Inc., unpaid principal together
with accrued and unpaid interest is convertible
into shares of the Company's common stock or
within thirty days after the effective date a
registration statement is filed with the
Securities and Exchange Commission ("SEC") at a
Conversion price equal to eighty percent of the
Closing price of the Company's common stock on
are due in July 2005 the date of the conversion   $95,138     $ 95,138

10% convertible debentures, is payable and due
on demand, unpaid principal together with
accrued and unpaid interest is, at the option of the
holder, convertible into shares of the Company's
common stock at any time before maturity, at a
conversion price equal to fifty percent of the closing
price of the Company's common stock on the date
of the conversion. The Company has recorded
$100,000 as beneficial conversion
discount - interest expense during the
year ended December 31, 2003                      100,000     100,000

10% convertible debentures, with related party,
is payable on demand, unpaid principal together with
accrued and unpaid interest is, at the
option of the holder, convertible into
shares of the Company's common stock at
any time at a conversion price equal to
fifty percent of the closing price of the
Company's common stock on the date of the
conversion. The Company has recorded
$100,000 as beneficial conversion
discount - interest expense during the
year ended December 31, 2003                      100,000      100,000

                                                  295,138      295,138
Less: current portion                             295,138      295,138
                                                        0            0

Convertible Debentures

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

NOTE E - CONVERTIBLE PREFERRED STOCK

On April 15, 2004, the Company issued 1,250,000 shares of Preferred Stock at a price of $0.20 per share to one entity. The Preferred Shares issued were convertible on a 1 to 1.5 basis of Preferred Shares to Common shares. These shares have not been converted as of May 20, 2005.

NOTE F - COMMON STOCK

In January 2005, the Company issued 47,059 shares of common stock as settlement of debt at $0.17 per share, which did not differ materially from the underlining debt incurred.

In January 2005, the Company issued 399,423 shares of common stock for services rendered at $0.17 per share, which represents the value of the services received and which did not differ materially from the value of the stock issued. 89,770 of the shares with a total value of $15,261 were issued to a related party for services rendered.

In January 2005, the Company issued 334,423 shares of common stock in exchange for treasury stock at $0.17 per share, which represents the value of the shares received and which did not differ materially from the value of the stock issued.

In February 2005, the Company issued 400,000 shares of common stock for services rendered at $0.20 per share, which represents the value of the services received and which did not differ materially from the value of the stock issued.

In March 2005, the Company issued 1,000,000 shares of common stock as settlement of debt at $0.064 per share, which did not differ materially from the underlining debt incurred.

In March 2005, the Company issued 377,000 shares of common stock for services rendered at $0.20 per share, which represents the value of the services received and which did not differ materially from the value of the stock issued.

In March 2005, the Company sold 272,727 shares of its common stock for $0.10 per share.

NOTE K - RELATED PARTY TRANSACTIONS

From time to time the Company's officers and shareholders advance funds to the Company. The notes payable-related parties balance outstanding was $131,714 and $66,714 as of March 31, 2005 and December 31, 2004, respectively. No formal arrangements or repayment terms exist.

NOTE L - SETTLEMENT LIABILITY

As of March 31, 2005, a settlement liability totaling $539,185, including accrued interest at statutory rates, existed against the Corporation's subsidiary, KD Medical, Inc.

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

Revenues

CalbaTech has generated revenues of $314,820 from operations for the quarter ended March 31, 2005, compared to $17,276 for the quarter ended March 31, 2004. The Company anticipates that revenues will continue to increase significantly from operations in the coming year as its subsidiaries, Molecula and KD Medical, complement each other and the Company should be able to continue to streamline expenses and combine marketing efforts to achieve greater success in a shorter period of time. The Company believes that an aggressive cross marketing plan between Molecula and KD could result in annual revenues for the Company of approximately $2,200,000 in 2005.

Cost of revenues consists of direct manufacturing costs and applied overhead expenses for the research reagent business, as well as labor costs associated with its service revenue. Cost of revenues as a percentage of net revenues were 7% for the quarter ended March 31, 2005, down from 42% for the quarter ended March 31, 2004. The cost of goods sold percentage will fluctuate from quarter to quarter because absorbed overhead increases when volume is decreasing and because labor ratios are less than optimized in manufacturing processes when revenues are lower. As revenues increases, cost of goods sold as a percentage of revenue should become more and more favorable for the company. The overall increase in the cost of goods sold during 2004 is directly attributable to the increase in net revenues.

Costs and Expenses

Despite an increase in activity due to the acquisition of KD Medical and the incorporation of LifeStem, total operation expenses stayed relatively static, decreasing in the quarter ended March 31, 2005 to $535,995 from $582,155 in the same period in 2004 as management has worked to cut costs and control expenses.

Liquidity and Capital Resources

As of March 31, 2005, CalbaTech had current assets of cash, accounts receivable, and inventory totaling $508,858, up from $393,883 as of December 31, 2004. As a result of our operating losses, for the three months ended March 31, 2005, we generated a cash flow deficit of $76,793 from operating activities. We met our cash requirements during this period through the net financing activities of $54,151. The Company has used its working capital to finance ongoing operations and the development and marketing of its products.

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

The independent auditors report on the Company's and CalbaTech's
December 31, 2004 financial statements included in this Form states that the Company's recurring losses raise substantial doubts about
the Company's ability to continue as a going concern.   Nevertheless,
through the raising of capital resources and by adjusting its operations and development to the level of capitalization , management belives it has sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

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

KD's believes that the addition of new product lines could significantly increase its revenues within the NIH, to as much as $5 Million annually within five years. By using Molecula's superior design and manufacturing capabilities to create new products lines for KD, and by the integration of Molecula and KD's respective product lines under a common marketing banner, CTI will create an attractive new vendor for research scientists working in the broad field of molecular biology.

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

Financial Projections

After the acquisition of KD Medical, the Research Reagents Division has two companies with combined 2004 revenues of approximately $1.2 Million in gross revenues. CalbaTech believes that within the first year, the gross revenues within this division will be $2.2 Million. Within three years, it is anticipated that revenues will grow to $5 Million.

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

Cosmetic Procedure (2003 *)     Annual Value of      Annual Number of
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

Market Parameter          Cosmetic services           Adult Stem Cell Banking

Source of income          Discretionary spending on   Discretionary spending on
                          personal well being         personal well being

Reimbursement by
Insurance                 None                        None

Relative Cost of
Services
Botox                     Low              $200-300

Minimally invasive
(microderm)               Moderate        $1,000-1,500

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

PROPERTIES

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

The Registrant had no sales of unregistered securities during the three-month period ending March 31, 2005 other than disclosed within this Form 10QSB, and in particular, Notes B and C to the Financial Statements.

Use of Proceeds.

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three-month period ending March 31, 2005 other than as disclosed herein.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K. No reports on Form 8-K were filed during the three-month period covered in this Form 10-QSB other than disclosed below.

(b) Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index.

EXHIBIT INDEX

Exhibit.     Description

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

Signature                    Title                          Date

/s/ James DeOlden       CEO/Secretary/Director             May 20, 2005
James DeOlden

/s/Edward Deese        President/Treasurer/Director        May 20, 2005
Edward Deese

/s/John Gordon, PhD    Vice-President/CTO/Director         May 20, 2005
John Gordon, PhD

                                   CERTIFICATIONS