Form 10KSB/A
period 2004-12-31
CALBATECH INC
filed 2005-06-03
CIK 1156293

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB/A
                                 (AMENDMENT 2)

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

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No___

     The purpose of this Amendment is to include the previously filed Report of Independent Registered Public Accounting Firm within the Form 10-KSB/A as opposed to being included as an exhibit previously filed in the Form 10-KSB.

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