Form 10QSB
period 2005-06-30
CALBATECH INC
filed 2005-08-11
CIK 1156293

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE
30, 2005

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No___

As of June 30, 2005, the Company had 39,929,740 shares of common stock issued and outstanding.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets:
June 30, 2005 and December 31, 2004                                   F-1

Condensed Consolidated Statements of Income (Losses):
Six Months and Three Months Ended June 30, 2005 and 2004              F-2

Condensed Consolidated Statements of Cash Flows:
Six Months Ended June 30, 2005 and 2004                         F-3 - F-4

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission Of Matters To A Vote Of Security Holders

Item 5.  Other Information

Item 6.  Exhibits And Reports On Form 8-K

Signature

Item 1. Financial Statements

                                CALBATECH, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                     Unaudited     Audited
                                                      June 30,   December 31,
                                                        2005         2004

ASSETS

CURRENT ASSETS:
Cash                                                 $  194,769  $     38,895
Accounts receivable - net of
allowance of $52,901 and $42,764, respectively          122,549       134,373
Inventory                                                80,687        77,045
Prepaid expenses                                         25,614        37,923
    Total Current Assets:                               423,619       288,236

Fixed Assets-net                                         85,604       105,647

Other Assets:
Prepaid interest                                         45,111             -
Unamortized financing costs,
net of accumulated amortization of $5,320
and $ -0-, respectively                                 151,680             -

    Total Other Assets                                  196,791             -

                                                        706,014       393,883

             LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                   582,283       798,838
Capital leases payable                                    4,871         5,923
Notes payable - banks                                    19,756        21,829
Notes payable (including
$177,294  and $266,713 to related
parties, respectively)                                  871,706       901,986
Settlement liability                                    549,969       528,613
Convertible notes payable                               100,000       295,138

  Total Current Liabilities:                          2,128,585     2,552,327

Long Term Debt, less current maturities
Capital leases payable                                   21,375        23,740
Note payable to bank                                     36,115        38,606
Convertible notes payable (net of unamortized debt
   discounts of $772,894 and $ -
0-, respectively)                                        27,106             -
    Total Long Term Liabilities                          84,596        62,346

Total Liabilities                                     2,213,181     2,614,673

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred Stock, par value
$0.001 per share; 25,000,000
shares authorized;
    1,250,000 shares issued and
outstanding as of June 30, 2005 and
    December 31, 2004, respectively                       1,250         1,250
  Common Stock, par value $0.001
per share;  200,000,000 shares
    authorized, 39,929,740 and
33,939,945 shares issued and outstanding
    as of June 30, 2005 and
December 31, 2004, respectively                          39,930        33,940
  Common stock subscription                             195,000       247,000
  Additional paid in capital                          5,652,125     4,111,103
  Treasury stock, at cost                               (87,647)      (30,795)
  Accumulated Deficit                                (7,307,825)   (6,583,288)

    Total Deficiency in Stockholders' Equity         (1,507,167)   (2,220,790)

                                                        706,014       393,883

                                           F1

                                    CALBATECH, INC.
                           CONSOLIDATED STATEMENTS OF LOSS
                                     Unaudited



                                                  Three Months Ended June 30,    Six Months Ended June 30,
                                                    2005             2004          2005           2004
REVENUES:
  Net sales                                         $   310,525      $  40,941    $   625,345    $  58,217
  Cost of sales                                        (178,863)        (9,813)      (201,826)     (17,078)
      Gross profit                                      131,662         31,128        423,519       41,139

OPERATING EXPENSES
  Selling and administrative                            490,762        399,067      1,014,036      978,673
  Merger and acquisition costs                                -              -              -       19,000
  Depreciation                                            9,064          2,569         21,785        5,118
     Total operating expenses                           499,826        401,636      1,035,821    1,002,791

LOSS FROM OPERATIONS                                   (368,164)      (370,508)      (612,302)    (961,652)
  Other income                                            4,925          2,000         10,303        8,724
  Reduction in liability from settlement
     of debt with acquisition                                 -              -              -       91,662
  Interest expense, net                                 (90,848)       (11,148)      (122,538)     (26,886)

Net loss before income taxes                           (454,087)      (379,656)      (724,537)    (888,152)

Income taxes                                                  -              -              -            -

NET LOSS                                               (454,087)      (379,656)      (724,537)    (888,152)

Net loss per common share (basic and
  assuming dilution)                                      (0.01)         (0.02)         (0.02)       (0.04)

Weighted average common shares outstanding           37,139,571     23,068,615     36,086,441   20,798,474



                                                     F2

                                       CALBATECH, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          Unaudited


                                                                         Six Months Ended June 30,
                                                                           2005            2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   $  (724,537)    $   (888,152)
Adjustments to reconcile net loss to
net cash used in operating activities:
Adjustments for depreciation                                                    21,785            5,118
Disposal of fixed asset                                                          1,094                -
Common stock subscribed in connection
with acquisition of MolecularWare, Inc.                                              -          (60,179)
Common stock issued in connection with
the acquisition of Molecular Research Labs                                           -           60,179
Debt reduction from settlement of debt
issued with acquisition                                                              -          (66,617)
Common stock issued in connection with
license acquisition                                                                  -           19,000
Common stock issued or subscribed in
connection with services rendered                                              270,430          229,350
Common stock issued for officer compensation                                   198,456          905,634
Common stock issued in settlement of debt                                       72,000           13,000
Amortization of debt discount-
beneficial conversion feature of
convertible notes payable                                                       18,005                -
Amortization of debt discount-value of
attached warrants to convertible notes payable                                   9,101                -
Amortization of financing costs                                                  5,320                -
Amortization of prepaid interest                                                 8,222                -
     (Increase) decrease in:
Accounts receivable                                                             11,824            1,705
Inventory                                                                       (3,642)          (1,519)
Prepaid expenses                                                                12,309                -
Deposits                                                                             -           (2,296)
     Increase (decrease) in:
Accounts payable and accrued expenses                                         (216,555)        (654,205)
    Net cash used in operating activities                                     (316,188)        (438,982)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition for fixed assets                                                    (2,834)          (4,416)
    Net cash used in investing activities                                       (2,834)          (4,416)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net                                     97,273          205,000
Proceeds from issuance of preferred stock, net                                       -          330,000
Advances to shareholders                                                       (89,419)          (2,000)
Payment on notes payable, net                                                 (122,625)         (62,212)
Proceeds from issuance of notes payable                                        589,667                -
    Net cash provided by financing activities                                  474,896          470,788

Net increase (decrease) in cash and cash equivalents:                          155,874           27,390
 Cash and cash equivalents at beginning of period                               38,895           17,894
 Cash and cash equivalents at end of period                                    194,769           45,284

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                      44,813            5,131
  Cash paid during the period for taxes                                              -                -

NON - CASH FINANCING ACTIVITIES:
  Common stock issued in exchange for services                                 468,886        1,134,984
  Liability reduction in settlement of debt                                          -           66,617




                                                   F3

                                          CALBATECH, INC
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB/A.

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

The Company also through its subsidiary - KD Medical, manufactures and distributes microbiological culture medias and other research regents. KD Medical's products are used in genetic engineering, drug discovery, molecular biology labs and biopharmaceutical production.

The Company also through its subsidiary - LifeStem, Inc is positioning itself to become a leading supplier of "Cellular Logistics" by providing services and technologies to facilitate the efficient acquisition and delivery of purified adult stem cells, development of stem cell delivery devices for clinical applications and clinical applications of specific stem cell based therapies.

From its inception through the date of these financial statements the Company has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of June 30, 2005, the Company has accumulated losses of $7,307,825.

                                         F4

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Molecularware, Inc., KD Medical and LifeStem, Inc. and its wholly owned subsidiary, Molecula Research Laboratories, LLC and that of Traffic Technology, Inc. with whom the Company merged. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Effective with the Agreement, all previously outstanding common stock, preferred stock, options and warrants owned by the Company's stockholders were exchanged for an aggregate of 5,766,591 shares of Traffic's common stock and a common stock subscription of 3,939,882 shares. The value of the stock that was issued was the historical cost of Traffic's net tangible assets, which did not differ materially from their fair value. The value of the 1,199,491 shares of common stock that were retained by Traffic's stockholders was based on the par value of $0.001 per share of Traffic's common stock. In accordance with SFAS No. 141, Calbatech is the acquiring entity.

The total consideration paid was $257,666 and the significant components of the transaction are as follows:

Common stock retained by traffic shareholders          $  11,997
Excess of assets acquired over liabilities assumed      (211,997)
Treasury stock assumed                                   (57,666)
Goodwill impaired                                      $(257,666)

                                        F5

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

The total consideration paid was $713,828 and the significant components of the transaction are as follows:

Common stock issued                                   $137,700
Convertible debt issued                                600,000
Excess of assets acquired over liabilities assumed     (23,872)
Goodwill impaired                                     $713,828

In October 2003, the Company acquired Molecula Research Laboratories, LLC (Molecula), Herndon, Virginia, a leading company in gene silencing technologies for gene and protein function studies by acquiring one hundred percent of the shares of the company which was held by the CEO of the company. The Company issued 500,000 shares of common stock valued at $200,000 for acquisition.

The total consideration paid was $255,158 and the significant components of the transaction are as follows:

Common stock issued                                   $200,000
Excess of liabilities assumed over assets acquired      55,158
Goodwill impaired                                     $255,158

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

                                          F6

The total consideration paid was $1,460,638 and the significant components of the transaction are as follows:

Cash paid                                               $  350,000
Excess of liabilities assumed over assets acquired         713,638
Debt issued                                                150,000
Common stock issued at acquisition                          52,000
Obligation to issue additional shares of common
stock based on operating performance                       195,000

Goodwill impaired                                       $1,460,638

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 "SAAB101 SAB104"). SAB 101 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

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

                                       F7

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

                                         F8

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company expenditures of $ -0- and $51,510 on research and product development for the six months ended June 30, 2005 and 2004, respectively.

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

                                     F9

Net Loss per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"), specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either anti dilutive, or their effect is not material. There is no effect on earnings per share information for the six months ended June 30, 2005 and 2004 relating to the adoption of this standard.

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of $724,537 and $888,152 during the six months ended June 30, 2005 and 2004, respectively. The Company's total liabilities exceeded its total assets by $1,507,167 and $2,220,790 as of June 30, 2005 and December 31, 2004, respectively.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At June 30, 2005 and December 31, 2004, allowance for doubtful accounts balance was $52,901 and $42,764, respectively.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs-an amendment of ARB No. 43, Chapter
4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

                                   F10

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

                                   F11

NOTE B - NOTES PAYABLE

Notes payable at June 30, 2005 and December 31, 2004 consists of the following:

                                                     June 30,    December 31,
                                                      2005          2004

Note payable in connection with acquisition of
MolecularWare, Inc, accrues interest at 0%
per annum, unsecured with monthly payments of
approximately $14,000                                $      -    $    50,000

Note payable in connection with
acquisition of KD Medical; accrues interest
at 0% per annum, unsecured                            150,000        150,000

Note payable - State of Maryland, accrues
interest at 0% per annum, unsecured. In accordance
with a forbearance agreement, if KD Medical
defaults on any payments, cumulative interest at
10% per annum will be added  As of June 30,
2005; cumulative amount of interest was $221,241      379,000        415,000

Notes Payable - Unsettled claims from acquisition
of Molecularware ; accrues interest at 12%
per annum, unsecured                                  220,273        220,273

Notes Payable-Settlement of outstanding claims of
Molecularware; accrues interest at 12% per
annum, unsecured                                       95,138              -

Note payable - shareholder, accrues
interest at 0% per annum, unsecured                    27,295         66,713

                                                      871,706        901,986
Less: Current portion                                (871,706)      (901,986)

                                                            -              -

Calbatech agreed to issue up to $600,000 of convertible debentures to Molecularware to settle debts. The time frame for settling those debts and issuing convertible debentures was ninety days. As of June 30, 2005, $95,138 was settled as in the form of debentures. $220,273 remains on Molecularware's books as non-settled, non-converted debt, and to date, there has not been a claim made to Molecularware for payment. The company has not been able to conclusively verify that such debt ever existed. The remaining $284,589 left from the balance of the $600,000 that Calbatech offered to use for settlement of debts has been extinguished through other means of payment.

                                    F12

NOTE C - NOTES PAYABLE - BANKS

Notes payable - banks at June 30, 2005 and December 31, 2004 consists of the following:

                                                     June 30,    December 31,
                                                      2005          2004

Bank term debt, guaranteed by its officers, and
bears interest at a rate of 9%
per annum, with monthly payments of $1,048 over
five years, maturing Oct, 2009                        $  45,007    $   49,340

Line of credit, guaranteed by its
officers, in the amount of $12,500 and bears
interest rate of 8.5% per annum. The credit
line calls for minimum payment of interest only          10,864        11,095

                                                         55,871        60,435
Less: current portion                                   (19,756)      (21,829)

                                                         36,115        38,606

NOTE D - CONVERTIBLE NOTES PAYABLE

A summary of convertible promissory notes payable at June 30, 2005 and December 31, 2004 is as follows:

                                                     June 30,    December 31,
                                                      2005          2004

12% convertible debentures, issued in
settlement of the outstanding obligations
of subsidiary; MolecularWare, Inc,
unpaid principal together with accrued
and unpaid interest is convertible into shares
of the Company's common stock or within thirty
days after the effective date of a registration
statement is filed with the Securities and
Exchange Commission ("SEC") at a conversion
price equal to eighty percent of the Closing
price of the Company's common stock or due
July, 2005; the date of conversion                   $      -      $   95,138

                                         F13

10% convertible debenture, payable
and due on demand, unpaid principal
together with accrued and unpaid
interest is, at the option of the
holder, convertible into shares of
the Company's common stock at any
time before maturity, at a
conversion price equal to fifty
percent of the closing price of the
Company's common stock on the date
of the conversion. The Company has
recorded $100,000 as a beneficial
conversion discount - interest
expense during the year ended
December 31, 2003                                           -         100,000

10% convertible debenture, with a
related party, is payable on
demand, unpaid principal together
with accrued and unpaid interest
is, at the option of the holder,
convertible into shares of the
Company's common stock at any time
at the conversion price equal to
fifty percent of the closing price
of the Company's common stock on
the date of the conversion. The
Company has recorded $100,000 as a
beneficial conversion discount -
interest expense during the year
ended December 31, 2003                               100,000        100,000

10% convertible debenture with
interest due quarterly subject to
certain conditions with a maturity
date of May 23, 2008. The holder
has the option to convert unpaid
principal to the Company's common
stock at the lower of (i) $0.14 or
(ii) 50% of the average of the
three lowest intraday trading
prices for the common stock on a
principal market for the twenty
days before, but not including,
conversion date The Company granted
the note holder a security interest
in substantially all of the
Company's assets and intellectual
property and registration rights.                      800,000             -

Total convertible notes payable                        900,000       295,138

  Less current portion                                 100,000       295,138

Convertible notes payable - long term portion          800,000             -

Debt Discount - beneficial conversion feature,
net of accumulated amortization of $18,005
and $ -0- for June 30, 2005 and
December 31, 2004, respectively                       (513,392)            -

Debt Discount - value attributable
to warrants attached to the note,
net of accumulated amortization of
$9,101 and $ -0- for June 30, 2005
and December 31, 2004, respectively                   (259,502)            -

Convertible notes payable (net of unamortized debt
discounts of $772,894 and $ -0-, respectively)          27,106             -

                                        F14

The Company entered into a Securities Purchase Agreement with four accredited investors on May 23, 2005 for the issuance of an aggregate of $2,000,000 of convertible notes ("Convertible Notes"), and attached to the Convertible Notes were warrants to purchase 4,857,318 shares of the Company's common stock. The Convertible Notes accrues interest at 10% per annum, payable quarterly, and is due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of (i) $0.14 or
(ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

As of June 30. 2005, the Company issued to the investors Convertible Notes in a total amount of $800,000 in exchange for net proceeds of $647,667. The proceeds that the Company received was net of prepaid interest of $53,333 representing the first eight month's interest calculated at 10% per annum for the aggregate of $800,000 of convertible notes, and related fees and costs of $105,000. Prepaid interest is amortized over the first eight months of the note and capitalized financing costs were amortized over the maturity period (three years) of the convertible notes.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $531,397 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Note's maturity period (three years) as interest expense.

In connection with the placement of the Convertible Notes, the Company issued non-detachable warrants granting the holders the right to acquire 2,428,659 shares of the Company's common stock; at $0.20 per share and the right to acquire 2,458,659 shares of the Company's common stock; at $0.35 per share. The warrants expire five years from the issuance. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments ("EITF - 0027"), the Company recognized the value attributable to the warrants in the amount of $268,603 to additional paid-in capital and a discount against the Convertible Note. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 3.875%, a dividend yield of 0%, and volatility of 163%. The debt discount attributed to the value of the warrants issued is amortized over the Convertible Note's maturity period (three years) as interest expense.

The Company amortized the Convertible Notes debt discount attributed to the beneficial conversion feature and the value of the attached warrants and recorded non-cash interest expense of $27,106 and $ -0-for the six month periods ended June 30, 2005 and 2004, respectively.

NOTE E - CONVERTIBLE PREFERRED STOCK

On April 15, 2004, the Company issued 1,250,000 shares of Preferred Stock at a price of $0.20 per share to one entity. The Preferred Shares issued were convertible on a 1 to 1.5 basis of Preferred Shares to Common shares. These shares have not been converted as of August 2, 2005.

                                   F15

NOTE F - COMMON STOCK

In January 2005, the Company issued 47,059 shares of common stock as settlement of debt at $0.17 per share, which did not differ materially from the underlining debt incurred.

In January 2005, the Company issued 399,423 shares of common stock for services rendered at $0.17 per share, which represents the value of the services received and which did not differ materially from the value of the stock issued. Related parties received 89,770 of those shares with a total value of $15,261 for services rendered.

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

In March 2005, the Company issued 177,000 shares of common stock for services rendered at $0.20 per share, which represents the value of the services received and which did not differ materially from the value of the stock issued.

In March 2005, the Company issued 200,000 shares of common stock as part payment for acquisition at $0.26 per share

In March 2005, the Company sold 272,727 shares of its common stock for $0.10 per share.

In April 2005, the Company issued 75,000 shares of common stock for services rendered at $0.14 per share, which represents the value of the services received and which did not differ materially from the value of the stock issued.

In May 2005, the Company sold 700,000 shares of its common stock for $0.10 per share

In June 2005, the Company issued 57,141 shares of common stock for services rendered at $0.20 per share which represents the value of the services received and which did not differ materially from the value of the stock issued.

In June 2005, the Company issued 1,086,667 shares of common stock for prior years' services rendered at $0.06 per share which represents the value of the services received and which did not differ materially from the value of the stock issued.

In June 2005, the Company issued 1,240,355 shares of common stock to its officers as prior years' compensation at $0.16 per share which represents the value of the services received and which did not differ materially from the value of the stock issued.

                                     F16

NOTE G - RELATED PARTY TRANSACTIONS

From time to time the Company's officers and shareholders advance funds to the Company. The notes payable-related parties balance outstanding was $27,295 and $66,714 as of June 30, 2005 and December
31, 2004, respectively.  No formal arrangements or repayment terms exist.

NOTE H - SETTLEMENT LIABILITY

As of June 30, 2005, a settlement liability totaling $549,969, including accrued interest at statutory rates, existed against the Corporation's subsidiary, KD Medical, Inc.

                                  F-17

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

Revenues

CalbaTech has generated revenues of $625,345 from operations for the six months ended June 30, 2005, compared to $58,217 for the six months ended June 30, 2004. The Company anticipates that revenues will continue to increase significantly from operations in the coming year as its subsidiaries, Molecula and KD Medical, complement each other and the Company should be able to continue to streamline expenses and combine marketing efforts to achieve greater success in a shorter period of time. The Company believes that an aggressive cross marketing plan between Molecula and KD could result in annual revenues for the Company of approximately $1,500,000 in 2005.

Cost of revenues consists of direct manufacturing costs and applied overhead expenses for the research reagent business, as well as labor costs associated with its service revenue. Cost of revenues as a percentage of net revenues were 32% for the six months ended June 30, 2005, up from 29% for the six months ended March 31, 2004. The small increase in the cost of goods sold percentage reflects the different product mix that the Company has since the acquisition of KD Medical in November 2004. Furthermore, the cost of goods sold percentage will fluctuate from quarter to quarter because absorbed overhead increases when volume is decreasing and because labor ratios are less than optimized in manufacturing processes when revenues are lower.
As revenues increases, cost of goods sold as a percentage of revenue should become more and more favorable for the company.

Costs and Expenses

Despite an increase in activity due to the acquisition of KD Medical and the incorporation of LifeStem, total operation expenses stayed relatively static, increasing slightly in the six months ended June 30, 2005 to $1,035,821 from $1,002,791 in the same period in 2004 as management has worked to cut costs and control expenses.

Liquidity and Capital Resources

As of June 30, 2005, CalbaTech had current assets of cash, accounts receivable, and inventory totaling $423,619, up from $288,236 as of December 31, 2004. As a result of our operating losses, for the six months ended June 30, 2005, we generated a cash flow deficit of $316,188 from operating activities. We met our cash requirements during this period through the net financing activities of $474,896. The Company has used its working capital to finance ongoing operations and the development and marketing of its products.

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

Financial Projections

After the acquisition of KD Medical, the Research Reagents Division has two companies with combined 2004 revenues of approximately $1.2 Million in gross revenues. CalbaTech believes that within the first year, the gross revenues within this division will be $1.5 Million. Within three years, it is anticipated that revenues will grow to $5 Million.

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

Market Parameter           Cosmetic services         Adult Stem Cell Banking

Source of income           Discretionary             Discretionary spending on
                           spending on               personal well being
                           personal well being

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

Consumer Motivation        Vanity                       Wellness / Vanity
                                                        Long term health
                                                        insurance
                                                        Pease of mind

Extent of benefit gained   Transient                    Possible improved
                                                        longer term benefit
                                                        Quality of life /
                                                        life saving

Discomfort to client       Low (Botox) - High (surgery) Moderate - apharesis
                                                        Low - expansion

Regulation                 FDA/State License            State License -
                                                        Banking only
                                                        FDA - Therapeutic
                                                        applications

Accessibility/
Competition                Ubiquitous/intense           Highly limited /
                                                        emerging

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

Continued Control by Current Officers and Directors

The independent auditor's report issued in connection with the audited financial statements of CalbaTech for the period ended December 31, 2004, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations. If the Company is unable to develop its operations, the Company may have to cease to exist, which would be detrimental to the value of the Company's common stock. The Company can make no assurances that its business operations will develop and provide the Company with significant cash to continue operations.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

The Registrant had no sales of unregistered securities during the three-month period ending June 30, 2005 other than disclosed within this Form 10QSB, and in particular, Notes B and C to the Financial Statements.

Use of Proceeds.

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three-month period ending June 30, 2005 other than as disclosed herein.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K. No reports on Form 8-K were filed during the three-month period covered in this Form 10-QSB other than disclosed below.

On June 3, 2005, the Company filed a Form 8-K to provide information on the financing that was obtained through The NIR Group of New York. The Company completed a financing involving the sale of $2,000,000 in secured convertible notes. The notes were to be purchased in three traunches: the first tranche is in the amount of $800,000, which the Company was to receive on execution of definitive investment agreements; the second traunche in the amount of $800,000 upon the filing of a registration statement with the Securities and Exchange Commission; and the third traunche in the amount of $600,000 upon the effectiveness of the registration statement. As of the date of this filing, the Company has received all three of the traunches indicated above. On June 28, 2005, the Company filed a Form 8-K/A amending the
Current Report on Form 8-K filed on December 7, 2004, to provide the information requested by Item 9.01(a) - Financial Statements of Businesses related to the acquisition of K-D Medical, Inc. by the Company.

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

10.7 Agreement and Plan of Reorganization for the acquisition of Molecula *

10.8     Indemnification Agreement - James DeOlden *

10.9     Indemnification Agreement - Edward Deese *

10.10    Indemnification Agreement - John Gordon *

10.11    Securities  Purchase Agreement with AJW Partners,  LLC, AJW
         Offshore,   Ltd.,  AJW  Qualified  Partners,  LLC  and  New
         Millennium Capital Partners II, LLP (the "Purchasers") *

10.12    Form of Callable Secured  Convertible Note with AJW Partners,  LLC *

10.13    Form of Callable Secured  Convertible Note with AJW Offshore, Ltd. *

10.14    Form of Callable Secured  Convertible Note with AJW  Qualified
         Partners,  LLC  *

10.15 Form of Callable Secured Convertible Note with New Millennium Capital Partners II, LLP *

10.16    Form of Stock Purchase Warrant with AJW Partners,  LLC *

10.17    Form of Stock Purchase Warrant with AJW Partners,  LLC *

10.18    Form of Stock Purchase Warrant with AJW Offshore,  Ltd. *

10.19    Form of Stock Purchase Warrant with AJW Offshore,  Ltd. *

10.20    Form of Stock Purchase Warrant with AJW  Qualified  Partners,  LLC  *

10.21    Form of Stock Purchase Warrant with AJW  Qualified  Partners,  LLC *

10.22 Form of Stock Purchase Warrant with New Millennium Capital Partners II, LLP *

10.23 Form of Stock Purchase Warrant with New Millennium Capital Partners II, LLP *

10.24    Registration Statement with the Purchasers *

10.25    Security Agreement with the Purchasers *

10.26    Intellectual Property Security Agreement with the Purchasers *

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

Signature                Title                             Date

/s/ James DeOlden
James DeOlden           CEO/Secretary/Director         August 10, 2005

/s/Edward Deese
Edward Deese            President/Treasurer/Director   August 10, 2005

/s/John Gordon, PhD
John Gordon, PhD        Vice-President/CTO/Director    August 10, 2005


                                 CERTIFICATIONS