Form 10QSB
period 2005-09-30
CALBATECH INC
filed 2005-11-15
CIK 1156293

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2005

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No___

As of September 30, 2005, the Company had 49,942,596 shares of common stock issued and outstanding.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets:
September 30, 2005 and December 31, 2004                                   F-1

Condensed Consolidated Statements of Income (Losses):
Three Months and Nine Months Ended September 30, 2005 and 2004             F-2

Condensed Consolidated Statements of Cash Flows:
Nine Months Ended September 30, 2005 and 2004                        F-3 - F-4

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission Of Matters To A Vote Of Security Holders

Item 5.  Other Information

Item 6.  Exhibits And Reports On Form 8-K

Signature

Item 1. Financial Statements

                                 CALBATECH, INC.
                            CONSOLIDATED BALANCE SHEETS

                                                  Unaudited         Audited
                                                 September 30,    December 31,
                                                     2005             2004

                                       ASSETS

CURRENT ASSETS:

Cash                                             $    629,886     $     38,895
Accounts receivable, net of
allowance of $47,367 and $42,764,
respectively                                          122,604          134,373
Inventory                                             150,468           77,045
Prepaid expenses                                       22,304           37,923
  Total current assets                                925,262          288,236

Fixed assets, net                                      82,919          105,647

Other assets:
Prepaid interest                                       85,902                -
Unamortized financing costs,
net of accumulated amortization
and write off of $93,084 and $-0-, respectively       137,916                -

  Total other assets                                  223,818                -

                                                    1,231,999          393,883

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                 731,017          798,838
Capital leases payable                                  4,934            5,923
Notes payable - banks                                  19,185           21,829
Notes payable, including
$17,294  and $266,713 to
related parties, respectively                         595,106          901,986
Settlement liability                                  560,968          528,613
Convertible notes payable                              75,979          295,138
  Total current liabilities                         1,987,189        2,552,327

Long term debt, less current maturities:
Capital leases payable                                 19,986           23,740
Note payable to bank                                   33,765           38,606
Convertible notes payable, net
of unamortized debt discounts of $1,472,343 and
$-0-, respectively                                    125,154                -
  Total long term liabilities                         178,905           62,346
Total liabilities                                   2,166,094        2,614,673

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred stock, par value
$0.001 per share; 25,000,000
shares authorized; 1,250,000
shares issued and outstanding as
of September 30, 2005 and
December 31, 2004, respectively                         1,250           1,250
Common stock, par value $0.001
per share;  200,000,000 shares
authorized, 49,942,596 and
33,939,945 shares issued and
outstanding as of September 30,
2005 and December 31, 2004 respectively                49,943          33,940
Common stock subscription                             169,000         247,000
Additional paid in capital                          7,455,185       4,111,103
Treasury stock, at cost                               (87,647)        (30,795)
Accumulated deficit                                (8,521,826)     (6,583,288)
  Total deficiency in stockholders' equity           (934,095)     (2,220,790)

                                                    1,231,999         393,883

                              CALBATECH, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                  Unaudited



                                  Three Months Ended September 30,         Nine Months Ended September 30,
                                        2005             2004                  2005             2004
REVENUES:
  Net sales                             $  326,967       $    70,723           $  952,312       $  128,940
  Cost of sales                            (99,669)           (6,040)            (301,495)         (23,118)
      Gross profit                         227,298            64,683              650,817          105,822

OPERATING EXPENSES:
  Selling and administrative               878,775            52,607            1,892,811        1,031,280
  Merger and acquisition costs                   -                 -                    -           19,000
  Depreciation                               8,239             3,105               30,024            8,223
    Total operating expenses               887,014            55,712            1,922,835        1,058,503

INCOME (LOSS) FROM OPERATIONS             (659,716)            8,971           (1,272,018)        (952,681)

  Other income                               5,863             1,510               16,166           10,234
  Reduction in liability from settlement
    of debt with acquisition                     -                 -                    -           91,662
  Interest expense, net                   (560,148)           (8,238)            (682,686)         (35,124)

Net income (loss) before income taxes   (1,214,001)            2,243           (1,938,538)        (885,909)

Income taxes                                     -                 -                    -                -

NET INCOME (LOSS)                       (1,214,001)            2,243           (1,938,538)        (885,909)

Net loss per common share
(basic and assuming dilution)                (0.03)             0.00                (0.05)           (0.04)

Weighted average common shares
  outstanding                           43,339,071        25,832,188           38,530,551       21,859,064


                                     CALBATECH, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           Unaudited

                                                         Nine Months Ended
                                                            September 30,
                                                         2005          2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $(1,938,538)  $(885,909)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation                                                30,024       8,223
Disposal of fixed asset                                        738           -
Common stock subscribed in connection
with acquisition of MolecularWare, Inc.                          -     (60,179)
Common stock issued in connection with
the acquisition of Molecular Research Labs                       -      60,179
Debt reduction from settlement of debt
issued with acquisition                                          -     (66,617)
Common stock issued in connection with
license acquisition                                              -      19,000
Common stock issued or subscribed in
connection with services rendered                          455,001     270,350
Common stock issued for officer compensation               198,456     905,634
Common stock issued in settlement of debt                   72,000      67,000
Amortization and write off of debt
discount-beneficial conversion feature
of convertible notes payable                               350,464           -
Amortization and write off of debt
discount-value of attached warrants to
convertible notes payable                                  177,192           -
Amortization and write off of
financing costs                                             93,084           -
Amortization of prepaid interest                            47,431           -
(Increase) decrease in:
Accounts receivable                                         11,769      (5,945)
Inventory                                                  (73,423)          -
Prepaid expenses                                            15,619           -
Deposits                                                         -      (5,627)
Increase (decrease) in:
Accounts payable and accrued expenses                      (67,820)   (723,452)
Net cash used in operating activities                     (628,003)   (417,343)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of treasury stock                                    -      (4,140)
Acquisition of fixed assets                                 (8,034)    (10,637)
Net cash used in investing activities                       (8,034)    (14,777)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net                 97,273     380,000
Proceeds from issuance of preferred stock, net                   -     330,000
Proceeds from line of credit                                     -         336
Advances to shareholders                                  (249,419)     15,482
Payment on notes payable, net                             (256,493)   (132,209)
Proceeds from issuance of notes payable                  1,635,667           -
Net cash provided by financing activities                1,227,028     593,609

Net increase in cash and cash equivalents                  590,991     161,489
Cash and cash equivalents at beginning of period            38,895      17,894
Cash and cash equivalents at end of period                 629,886     179,383

                                  CALBATECH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     Unaudited

                                                         Nine Months Ended
                                                            September 30,
                                                         2005          2004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest               $  65,641   $   6,283
  Cash paid during the period for taxes                          -           -
Amortization and write off of debt
discount-beneficial conversion feature
of convertible notes payable                               350,464           -
Amortization and write off of debt
discount-value of attached warrants to
convertible notes payable                                  177,192           -

NON - CASH FINANCING ACTIVITIES:
  Common stock issued in exchange for services             653,457   1,175,984
  Liability reduction in settlement of debt                      -      66,617

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB/A.

Business and Basis of Presentation

Calbatech Inc, (formerly Traffic Technology Inc.) ("Company") was organized on April 29, 2002 under the laws of the state of Nevada. The Company is focused on incubating life science based companies that are developing next generation products and technologies.

Company through its subsidiary - Molecula, Inc. is focused on gene function solutions using RNAi technology. Its proprietary computer algorithm - T.A.R.G.E.T.* (The Advanced RNAi Guidance Evaluation Technology) system and 10 years of gene silencing experience, allows Molecula to consistently deliver active RNA duplexes for specific target gene silencing. Molecula also develops and sells numerous research reagents for cell transfection, DNA and RNA purification, protein expression, micro array analysis, gene expression analysis and other innovative and fundamental products.

The Company also through its subsidiary - KD Medical, manufactures and distributes microbiological culture medias and other research regents. KD Medical's products are used in genetic engineering, drug discovery, molecular biology labs and biopharmaceutical production.

The Company also through its subsidiary - LifeStem, Inc., is positioning itself to become a leading supplier of "Cellular Logistics" by providing services and technologies to facilitate the efficient acquisition and delivery of purified adult stem cells, development of stem cell delivery devices for clinical applications and clinical applications of specific stem cell based therapies.

From its inception through the date of these financial statements the Company has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of September 30, 2005, the Company has accumulated losses of $8,521,826

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Molecularware, Inc., KD
Medical, LifeStem, Inc. and Molecula, Inc., and that of Traffic Technology, Inc. with whom the Company merged. All significant inter-company transactions and balances have been eliminated in consolidation.

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

The total consideration paid was $257,666 and the significant components of the transaction are as follows:

     Common stock retained by
     traffic shareholders                         $    11,997
     Excess of assets acquired over
     liabilities assumed                             (211,997)

     Treasury stock assumed                           (57,666)

     Goodwill impaired                            $  (257,666)

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

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 "SAAB101 SAB104"). SAB 101 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectbility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Foreign Currency Translation

The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Assets and liabilities are translated at current exchange rates, and related revenue and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency translation gains and losses are included in the statement of operations. During 2005 the Company did not have any foreign currency adjustments.

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

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company expenditures of $ -0- and $51,510 on research and product development for the nine months ended September 30, 2005 and 2004, respectively.

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

Net Loss per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"), specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either anti dilutive, or their effect is not material. There is no effect on earnings per share information for the nine months ended September 30, 2005 and 2004 relating to the adoption of this standard.

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of $1,938,538 and $885,909 during the nine months ended September 30, 2005 and 2004, respectively. The Company's total liabilities exceeded its total assets by $934,095 and $2,220,790 as of September 30, 2005 and December 31, 2004, respectively.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At September 30, 2005 and December 31, 2004, allowance for doubtful accounts balance was $47,367 and $42,764, respectively.

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

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company implemented the revised standard in the third quarter of fiscal year 2005, the impact of which has been minimal.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An
Amendment of APB Opinion No.       28." SFAS 154 provides guidance on
the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition. Management does not expect the adoption of these pronouncements to have a material impact on the Company's financial position or results of operations.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year

NOTE B - NOTES PAYABLE

Notes payable at September 30, 2005 and December 31, 2004 consists of the following:

                                             September 30,      December 31,
                                                 2005              2004

Note payable in connection with
acquisition of MolecularWare, Inc,
accrues interest at 0% per annum,
unsecured with monthly payments of
approximately $14,000                           $      -          $     50,000

Note payable in connection with
acquisition of KD Medical; accrues interest
at 0% per annum, unsecured                             -               150,000

Note payable - State of Maryland, accrues
interest at 0% per annum, unsecured. In accordance
with a forbearance agreement, if KD Medical
defaults on any payments, cumulative interest at
10% per annum will be added  As of
September 30, 2005; cumulative amount of interest
was $221,241                                    357,400               415,000

Notes Payable - Unsettled claims from
acquisition of Molecularware ;
accrues interest at 12%
per annum, unsecured                            175,273               220,273

Notes Payable-Settlement
of outstanding claims of
Molecularware; accrues
interest at 12% per
annum, unsecured                                45,138                      -

Note payable - shareholder, accrues
interest at 0% per annum, unsecured             17,295                 66,713

                                               595,106                901,986

Less: Current portion                         (595,106)              (901,986)

                                                     -                      -

Calbatech agreed to issue up to $600,000 of convertible debentures to Molecularware to settle debts. The time frame for settling those debts and issuing convertible debentures was ninety days. As of September 30, 2005, $45,138 was settled as in the form of debentures. $175,273 remains on Molecularware's books as non-settled, non-converted debt, and to date, there has not been a claim made to Molecularware for payment. The company has not been able to conclusively verify that such debt ever existed. The remaining $379,589 left from the balance of the $600,000 that Calbatech offered to use for settlement of debts has been extinguished through other means of payment.

NOTE C - NOTES PAYABLE - BANKS

Notes payable - banks at September 30, 2005 and December 31, 2004 consists of the following:

                                             September 30,      December 31,
                                                 2005              2004

Bank term debt, guaranteed by its
officers, and bears
interest at a rate of 9%
per annum, with monthly
payments of $1,048 over
five years, maturing Oct, 2009                  $   42,393        $   49,340

Line of credit, guaranteed by its
officers, in the amount
of $12,500 and bears
interest rate of 8.5%
per annum. The credit
line calls for minimum
payment of interest only                           10,557            11,095

                                                   52,950            60,435

Less: current portion                             (19,185)          (21,829)

                                                   33,765            38,606

NOTE D - CONVERTIBLE NOTES PAYABLE

A summary of convertible promissory notes payable at September 30, 2005 and December 31, 2004 is as follows:

                                             September 30,      December 31,
                                                 2005              2004

12% convertible debentures, issued in
settlement of the
outstanding obligations
of subsidiary; MolecularWare, Inc,
unpaid principal together with accrued
and unpaid interest is
convertible into shares
of the Company's common
stock or within thirty
days after the effective
date of a registration
statement is filed with
the Securities and
Exchange Commission
("SEC") at a conversion
price equal to eighty
percent of the Closing
price of the Company's
common stock or due
July, 2005; the date of conversion            $        -         $     95,138

10% convertible debenture, payable
and due on demand, unpaid principal
together with accrued and unpaid
interest is, at the option of the
holder, convertible into shares of
the Company's common stock at any
time before maturity, at a
conversion price equal to fifty
percent of the closing price of the
Company's common stock on the date
of the conversion. The Company has
recorded $100,000 as a beneficial
conversion discount - interest
expense during the year ended
December 31, 2003                                     -              100,000

10% convertible debenture, with a
related party, is payable on
demand, unpaid principal together
with accrued and unpaid interest
is, at the option of the holder,
convertible into shares of the
Company's common stock at any time
at the conversion price equal to
fifty percent of the closing price
of the Company's common stock on
the date of the conversion. The
Company has recorded $100,000 as a
beneficial conversion discount -
interest expense during the year
ended December 31, 2003                         75,979              100,000

10% convertible debenture with
interest due quarterly subject to
certain conditions, due three years
from the date of the note. The
holder has the option to convert
unpaid principal to the Company's
common stock at the lower of (i)
$0.14 or (ii) 50% of the average of
the three lowest intraday trading
prices for the common stock on a
principal market for the twenty
days before, but not including,
conversion date The Company granted
the note holder a security interest
in substantially all of the
Company's assets and intellectual
property and registration rights.           1,597,497                    -

Total convertible notes payable             1,673,476              295,138

  Less current portion                         75,979              295,138

Convertible notes payable - long
term portion                                1,597,497                    -

Debt Discount - beneficial
conversion feature, net of
accumulated amortization and
accumulated write-off (upon
repayment) of  $92,162 and
$258,302, respectively, at
September 30, 2005, and $0 and $0,
respectively, at December 31, 2004          (977,546)                    -

Debt Discount - value attributable
to warrants attached to the notes,
net of accumulated amortization
and accumulated write-off (upon
repayment) of $46,629 and $130,563,
respectively, at September 30, 2005
and  $0 and $0, respectively, at
December 31, 2004                          (494,797)                     -

Convertible notes payable (net of
unamortized debt discounts of $772,894
and $ -0-, respectively)                    125,154                      -

The Company entered into a Securities Purchase Agreement with four accredited investors on May 23, 2005 for the issuance of an aggregate of $2,000,000 of convertible notes ("Convertible Notes"), and attached to the Convertible Notes were warrants to purchase 12,143,290 shares of the Company's common stock. The Convertible Notes accrues interest at 10% per annum, payable quarterly, and is due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of (i) $0.14 or
(ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

As of September 30, 2005, the Company issued to the investors Convertible Notes in a total amount of $2,000,000 in exchange for net proceeds of $1,635,667. The proceeds that the Company received was net of prepaid interest of $133,333 representing the first eight month's interest calculated at 10% per annum for the aggregate of $2,000,000 of convertible notes, and related fees and costs of $231,000. Prepaid interest is amortized over the first eight months of the note and capitalized financing costs were amortized over the maturity period (three years) of the convertible notes.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Convertible Notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $1,328,011 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Note's maturity period (three years) as interest expense.

In connection with the placement of the Convertible Notes, the Company issued non-detachable warrants granting the holders the right to acquire 6,071,645 shares of the Company's common stock; at $0.20 per share and the right to acquire 6,071,645 shares of the Company's common stock; at $0.35 per share. The warrants expire five years from the issuance. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments ("EITF - 0027"), the Company recognized the value attributable to the warrants in the amount of $671,989 to additional paid-in capital and a discount against the Convertible Note. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.025%, a dividend yield of 0%, and volatility of 164%. The debt discount attributed to the value of the warrants issued is amortized over the Convertible Note's maturity period (three years) as interest expense.

The Company amortized the Convertible Notes debt discount attributed to the beneficial conversion feature and the value of the attached warrants and recorded non-cash interest expense of $138,691 and $ -0-for the nine month periods ended September 30, 2005 and 2004, respectively. As of September 30, 2005, the note holders have agreed to convert a portion of the principal amount into an aggregate of 8,470,000 shares of the Company's common stock, valued at $402,503.
In connection with the conversion of the notes payable, the Company wrote off the unamortized debt discount attributed to the beneficial conversion feature and the value of the attached warrants in the amount of $258,302 and $130,563, respectively, as of September 30, 2005

NOTE E - CONVERTIBLE PREFERRED STOCK

On April 15, 2004, the Company issued 1,250,000 shares of Preferred Stock at a price of $0.20 per share to one entity. The Preferred Shares issued were convertible on a 1 to 1.5 basis of Preferred Shares to Common shares. These shares have not been converted as of September 30, 2005.

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

In May 2005, the Company sold 700,000 shares of its common stock for $0.10 per share.

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

In July 2005, the Company issued 642,856 shares of common stock for services rendered at $0.20 per share which represents the value of the services received and which did not differ materially from the value of the stock issued.

In July 2005, the Company issued 100,000 shares of common stock as payment for subscription shares in connection with the KD Medical, Inc acquisition.

In July 2005, the Company issued 950,000 shares of common stock in exchange for convertible note payable of $87,875.

In August 2005, the Company issued 3,080,000 shares of common stock in exchange for convertible note payable of $231,200.

In August 2005, the Company issued 800,000 shares of common stock for services rendered at $0.07 per share which represents the value of the services received and which did not differ materially from the value of the stock issued.

In September 2005, the Company issued 4,440,000 shares of common stock in exchange for convertible note payable of $83,428.

NOTE G - RELATED PARTY TRANSACTIONS

From time to time the Company's officers and shareholders advance funds to the Company. The notes payable-related parties balance outstanding was $17,294 and $266,713 as of September 30, 2005 and December 31, 2004, respectively. No formal arrangements or repayment terms exist.

NOTE H - SETTLEMENT LIABILITY

As of September 30, 2005, a settlement liability totaling $560,968, including accrued interest at statutory rates, existed against the Corporation's subsidiary, KD Medical, Inc.

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

General Overview

CalbaTech is focused on providing products and platforms to the life sciences research market, both for biotech and pharmaceutical companies, as well as academic and government institutions.
In addition, CalbaTech is building an experienced and innovative scientific staff, including several notable members of its Scientific Advisory Board that it believes will contribute breakthrough innovation in areas of biological discovery. Currently, CalbaTech contains four wholly owned subsidiaries, Molecula, Inc.. ("Molecula"), KD Medical, Inc. ("KD"), LifeStem, Inc. ("LifeStem") and Molecularware, Inc. ("Molecularware") that serve niche markets in the life sciences research market. Molecula and Molecularware were acquired by CTI in 2003, KD was acquired in 2004, and LifeStem was incorporated in 2004 to pursue opportunities in the rapidly expanding stem cell market.

Revenues

CalbaTech has generated revenues of $952,312 from operations for the nine months ended September 30, 2005, compared to $128,940 for the nine months ended September 30, 2004. The Company anticipates that revenues will continue to increase significantly from operations in the coming year as its subsidiaries, Molecula and KD Medical, complement each other and the Company should be able to continue to streamline expenses and combine marketing efforts to achieve greater success in a shorter period of time. The Company believes that an aggressive cross marketing plan between Molecula and KD will result in increasing annual revenues for this segment of the Company's business. Additionally, the Company anticipates the launch of LifeStem's stem cell MicroBank in the first quarter of 2006, which the Company believes will lead to significant additional revenue.

Cost of revenues consists of direct manufacturing costs and applied overhead expenses for the research reagent business, as well as labor costs associated with its service revenue. Cost of revenues as a percentage of net revenues were 32% for the nine months ended September 30, 2005, up from 18% for the same period in 2004. The increase in the cost of goods sold percentage reflects the different product mix that the Company has since the acquisition of KD Medical in November 2004. Furthermore, the cost of goods sold percentage will fluctuate from quarter to quarter because absorbed overhead increases when volume is decreasing and because labor ratios are less than optimized in manufacturing processes when revenues are lower.
As revenues increases, cost of goods sold as a percentage of revenue should become more and more favorable for the company.

Costs and Expenses

Selling and administration expenses increased from $1,058,503 to $1,922,835for the nine months ended September 30, 2005. The increase was due primarily to the operating costs of our subsidiaries, KD Medical, Inc. (acquired in November, 2004) and LifeStem, Inc.(founded in the Second Quarter of 2004) The operating costs incurred from these new subsidiaries totaled $516,806 and $63,695, respectively. Additionally, we incurred costs associated with the convertible debt financing the Company put in place in second quarter of 2005. Total financing costs incurred in 2005 totaled $93,084. Overall, our operational expenses were kept relatively static as management has worked to cut costs and control expenses.

For the nine months ended September 30, 2005; our interest expense increased from $35,124 to $682,686. Inclusive in our current year is the non cash amortization and write down (upon debt repayments) of the beneficial conversion feature associated with the convertible debt we acquired in 2005 along with the value of the attached warrants provided along with the debt. Non cash interest incurred for the nine months ended September 30, 2005 totaled $527,656

Liquidity and Capital Resources

As of September 30, 2005, CalbaTech had current assets of cash, accounts receivable, and inventory totaling $925,262, up from $288,236 as of December 31, 2004. As a result of our operating losses, for the nine months ended September 30, 2005, we generated a cash flow deficit of $628,003 from operating activities. We met our cash requirements during this period through the net financing activities of $1,227,028. The Company has used its working capital to finance ongoing operations and the development and marketing of its products.

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

CalbaTech is focused on providing products and platforms to the life sciences research market, both for biotech and pharmaceutical companies, as well as academic and government institutions.
In addition, CalbaTech is building an experienced and innovative scientific staff, including several notable members of its Scientific Advisory Board that CalbaTech believes will contribute breakthrough innovation in areas of biological discovery. Currently, CalbaTech contains four wholly owned subsidiaries, Molecula, Inc. ("Molecula"), KD Medical, Inc. ("KD"), LifeStem, Inc. ("LifeStem") and Molecularware, Inc. ("Molecularware") that serve niche markets in the life sciences research market. Molecula and Molecularware were acquired by CTI in 2003, KD was acquired in November 2004, and LifeStem was incorporated in September 2004 to pursue opportunities in the rapidly expanding stem cell market.

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

Molecula, Inc.

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

KD Medical, Inc.

CalbaTech acquired KD in the last quarter of 2004.   This will substantially
increase both product range and revenue in the Research Reagents Division. The product ranges of KD and Molecula are highly complementary, with little over lap. One of KD's greatest strengths is in the supply of specialized media for culture of model research organisms such as bacteria, yeast, insects and mammalian cell lines. It also supplies products to approximately 300 National Institutes of Health ("NIH") laboratories, contracts invaluable for establishing new products in a favorable government setting. Its secondary products are related to molecular biology reagents.
Conversely, Molecula's primary focus is in the design and supply of high value molecular biology reagents such as siRNA and DNA antisense oligonucleotides. It also has reagents such as IPTG that are complementary to customized media. KD's believes that the addition of new product lines could significantly increase its revenues within the NIH, to as much as $5 Million annually within five years.

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

Market Size

The general laboratory supplies industry is 12 to $14 Billion, and the molecular biology market to which the Company provides products and services for medical research and drug discovery on which billions of dollars are spent each year. Specifically, the molecular biology market is approximately $600 Million per year, and the RNAi market is estimated to be $48 Million in 2004, growing to $328 Million by 2010.

Growth Potential

Growth within the Research Reagents Division will be accomplished through the complementary nature of the subsidiaries within the division and the division of labor.

Additionally, it is anticipated that KD will move into its new state-of-the-art ISO 9002 certified and FDA compliant facility featuring two class 100 clean rooms by the end of 2005. It is believed that this new facility will provide additional growth opportunities to KD, not only in expanding product lines to existing customers but by providing contract manufacturing and leasing opportunities to pharmaceutical companies.

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

CalbaTech's wholly owned subsidiary LifeStem, Inc. was established take advantage of this rapidly expanding market. In addition to advancing its unique business model for stem cell banking and the provision of purified stem cells to researchers, CalbaTech has filed two patent application for intellectual property relating to (1) a device for the efficient and effective delivery of stem cells to diseased or dead areas of the heart (2) a method of collecting and storing two different stem cells in micro quantities for autologous use.


LifeStem, Inc.

The market for stem cell technology is currently $500 million, and has been estimated to grow to $30 billion by the year 2010 (Source
DMD). This is projected due to the growth of new cellular therapeutics based on embryonic and adult stem cells, as well as clinical applications to compete with, or complement, existing drug based therapeutics. LifeStem's strategy is to leverage the CalbaTech infrastructure of companies to obtain a leadership position in the fast emerging stem cell collection arena and become the preferred provider of adult stem cells to the clinical researcher as part of a comprehensive package of stem cell based services. In time, it is anticipated that elements of LifeStem's services will become standard practice in mainstream clinical applications, thus opening a much larger market to LifeStem as a cellular logistics services company.

LifeStem is positioning itself to become a leading supplier of "Cellular Logistics" in this large new market. The company is focused on the following: (1) Providing a stem cell microbanking service to affluent individuals; (2) Providing services and technologies to facilitate the efficient acquisition and delivery of purified adult stem cells to the research market; (3) Developing delivery devices for clinical applications; and (4) Developing clinical applications of specific stem cell based therapies.

Stem Cell MicroBanking

The opportunity to collect and preserve healthy adult stem cells on a pre-disease basis is certain to revolutionize the practice of medicine. The power and promise of stem cell therapies is just beginning to be known but the development of new clinical applications and therapies is imminent. LifeStem's Stem Cell Microbank aims to refine existing collection processes that are gaining significant acceptance. The focus will be providing a stem cell collection process and storage service that maintains adult stem cells for future use and broadens the availability of a collection and storage service.

The MicroBanking process, for which LifeStem has filed for US patent protection, is based on the theory that it is not necessary to harvest a therapeutic quantity of stem cells at the time of collection, but rather that these cells can be collected in micro quantities and cryo-preserved for future cellular expansion at the time of reintroduction into the recipient. The company further believes that it is in the recipient's best interest to store a small cell sample from two tissue sources. This concept is defined as a Stem Cell Microbank. LifeStem has applied for trademark protection for the term "Stem Cell Microbank" LifeStem is the only company that is collecting and storing adult stem cells from two different cell sources.

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

BUSINESS DEVELOPMENT AND CROSS MARKETING OPPORTUNITIES

The CalbaTech strategy brings together several product lines that complement each other, both in their application areas and in
their target markets.   This affords considerable opportunity for co-
marketing and cross marketing opportunities not yet available to the individual companies.

In addition, the strategy brings together developing technologies and intellectual property that, combined, promise the development of future products for the research, diagnostic and therapeutic markets.

Implementation of the srategy immediately generates expanded opportunities for cross marketing such that the new portfolio of products and technologies can generate an accelerated revenue stream while minimizing marketing costs. Additionally, an infrastructure has been built that enables the "plug-in" of new products or brands.

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

KD Medical

KD's facility is located at 6935-A Oakland Mills Road, Columbia, MD. It is a 7,000 square foot facility conveniently located between Baltimore and Washington near the NIH. The facility has two clean rooms for sterile production, a medical packaging room for contract medical packaging, a large warehouse and a walk in cold box. KD currently capability manufactures over a half million liters of molecular biology reagents and buffers, and close to three quarters of a million bacterial and yeast biological media products yearly. KD anticipates moving into its new state-of-the-art ISO 9002 certified and FDA compliant facility featuring two class 100 clean rooms by the end of 2005.

ACQUISITION OR DISPOSITION OF PLANT AND EQUIPMENT

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. Other than as provided within this Form 10QSB and other filings, we do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months.

NUMBER OF EMPLOYEES

The Company currently has sixteen employees. The Company does not have any collective bargaining agreements covering any of its employees, has not experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company considers relations with its employees to be good.

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

Going Concern

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

The Registrant had no sales of unregistered securities during the three-month period ending September 30, 2005 other than disclosed within this Form 10QSB, and in particular, Notes B and C to the Financial Statements.

Use of Proceeds.

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three-month period ending September 30, 2005 other than as disclosed herein.

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

Signature                        Title                       Date

/s/ James DeOlden          CEO/Secretary/Director        November 15, 2005
James DeOlden

/s/Edward Deese            President/Treasurer/Director  November 15, 2005
Edward Deese

/s/John Gordon, PhD       Vice-President/CTO/Director    November 15, 2005
John Gordon, PhD

                                  CERTIFICATIONS