Form 10KSB/A
period 2004-12-31
CALBATECH INC
filed 2005-12-28
CIK 1156293

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-KSB/A
                                 (AMENDMENT 4)


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

Net Income (Loss)


Due primarily to a goodwill impairment resulting from the acquisition of KD Medical of $1,624,213, the Company realized a net loss of $2,700,598 for the year ended December 31, 2004 as compared to a net loss of $3,665,553 for the year ended December 31, 2003. With increased revenues and profitability generated by KD Medical, continued growth of Molecua and KD, the Company believes that it will report a net profit for 2005. Although our impairment test(s) from our acquisitions may not justify the recognition of goodwill within our assets leading to an impairment loss, it is our opinion that with consolidation, management application and skills, restructure and additional working capital, our acquisitions, in time, will be successful and add to the overall growth of the Company.


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

Limited Market Due To Penny Stock

The Company's stock differs from many stocks, in that it is a "penny stock." The Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and
15g-7 under the Securities and Exchange Act of 1934, as amended.
Because our securities probably constitute "penny stock" within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. Stockholders should be aware that, according to the Securities and Exchange Commission
Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:
- - Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; -
Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; - "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; - Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and - The wholesale dumping of the same securities by promoters and broker- dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses. Furthermore, the "penny stock" designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers.
Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange
Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

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

>From 1973 to 1977, Dr. Mullis was a postdoctoral fellow in pediatric cardiology at the University of Kansas Medical School, with an emphasis in the areas of angiostensin and pulmonary vascular physiology. From 1977 to 1979, Dr. Mullis did postdoctoral work in pharmaceutical chemistry at the University of California in San Francisco. Dr. Mullis joined the Cetus Corporation in California as a DNA chemist in 1979 where he conducted research on oligonucleotide synthesis and invented the polymerase chain reaction. In 1986, Dr. Mullis was named director of molecular biology at Xytronyx, Inc. in San Diego, where his work concentrated on DNA technology and photochemistry. In 1987, Dr. Mullis began consulting on nucleic acid chemistry for more than a dozen corporations, including: Angenics, Cytometrics, Eastman Kodak, Abbott Labs, Milligen/Biosearch and Specialty Laboratories.

Dr. Mullis holds a Ph.D. from the University of California at Berkeley and a B.S. from the Georgia Institute of Technology.

David O'Bryan, Ph.D.

Dr. O'Bryan, B.S. (1969) from Boston College, Ph.D., Medical Sciences
- - Biochemistry from Boston University Medical School, served as a senior vice president at SmithKline Beecham Clinical Labs. Dr. O'Bryan has spent 28+ years working in the clinical testing industry. Dr. O'Bryan is extremely well connected in the diagnostic industry and has significant experience in gaining access to new technology. On behalf of SmithKline Beecham Clinical Labs, he negotiated the first license to PCR from Roche Diagnostics. In the last two years, he secured the first license to HCV nucleic acid testing from Chiron Diagnostics and a license for the exclusive use of patented gene sequences used to diagnose Hereditary Hemachromatosis from Progenitor with an ability to sub license other service providers. Dr. O'Bryan is playing a major role in strategy development.

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

>From time to time the Company's officers and shareholders advance funds to the Company. The note payable-related parties balance outstanding was $66,713 and $36,635 as of December 31, 2004 and 2003, respectively. No formal arrangements or repayment terms exist. Certain of the officers and directors of the Company are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Company and its officers and directors. The Company will attempt to resolve such conflicts of interest in favor of the Company. The officers and directors of the Company are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling the Company's affairs. A shareholder may be able to institute legal action on behalf of the Company or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to the Company.

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



Signature               Title                              Date

/s/ James DeOlden     CEO/Secretary/Director            December 21, 2005
James DeOlden

/s/Edward Deese       President/Treasurer/Director      December 21, 2005
Edward Deese

/s/John Gordon, PhD   Vice-President/CTO/Director       December 21, 2005
John Gordon, PhD

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

                                   CALBATECH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        Audited

                                                    Year ended December 31,
                                                    2004               2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                          $ (2,700,598)  $ (3,665,553)
Adjustments to reconcile net loss to
net cash used in operating activities:
Adjustments for depreciation and amortization           15,032          2,163
Common stock issued in connection
with reverse merger, net                                     -        (10,029)

Goodwill Impairment                                  1,624,213         1,226,652

Stock based compensation for
issuance of stock options to
consultants in exchange for services                         -          7,600
Beneficial conversion discount-
interest expenses in connection with
convertible debt                                             -        200,000
Debt reduction from settlement of
debt issued with acquisition                          (145,136)             -
Common stock issued or subscribed in
connection with services rendered                      346,530        845,075
Common stock issued for officer
compensation                                           802,564        132,750
Common stock issued in settlement of debt               75,942
Debt forgiveness by shareholder                         50,741              -
Bad debts written off                                        -          9,211
Preferred stock issued as payment
for interest                                                 -          7,334
Debt forgiveness-cancellation of
convertible preferred stock                                  -        (33,403)
(Increase) decrease in:
Accounts receivable                                   (123,609)       (19,974)
Inventory                                              (77,045)             -
Prepaid expenses                                       (37,923)
Related party loan                                           -              -
Prepaid expenses                                             -              -
Increase (decrease) in:
Accounts payable and accrued expenses                 (332,064)     989,471
Net cash provided by (used in)
operating activities                                  (501,353)      (308,703)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of KD Medical, Inc.                       (267,000)
Acquisition of treasury stock                          (19,860)             -
Acquisition for fixed assets                           (93,300)       (29,542)
Net cash used in investing activities                 (380,160)       (29,542)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock, net            739,740        110,000
Proceeds from issuance of preferred
stock, net                                             330,000              -
Proceeds from lines of credit                                -         61,276
Advances from (to) shareholder                          30,078          6,635
Payment on notes payable                              (224,100)       (52,500)
Proceeds from issuance of notes payable                 26,796        204,500
Net cash provided by financing activities              902,514        329,911

Net increase (decrease) in cash and
cash equivalents:                                       21,001         (8,334)
 Cash and cash equivalents at
beginning of period                                     17,894         26,228
 Cash and cash equivalents at end of period             38,895         17,894

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for interest              15,564          9,912
  Cash paid during the period for taxes                      -              -
  Common stock issued in exchange for services       1,149,094        977,825
  Stock based compensation for
  issuance of stock options to
  consultants in exchange for services                       -          7,600
  Common stock issued in connection
  with reverse merger, net                                   -         10,906
Beneficial conversion stock discount-preferred
Stock dividend                                                       (124,334)
Acquisition of Traffic Technology, Inc.
  Excess of assets acquired over
  liabilities assumed                                        -       (211,997)
  Common stock retained                                      -         11,997
  Treasury stock assumed                                     -        (57,666)
  Goodwill impaired                                          -       (257,666)
Acquisition of Molecularware:
  Excess of assets acquired over
  liabilities assumed                                        -        (23,872)
  Liability reduction for settlement of debt          (145,136)             -
  Convertible debt issued                                    -        600,000
  Common stock issued                                        -        137,700
  Goodwill impaired                                          -       (713,828)
Acquisition of Molecula Research Lab:
  Excess of liabilities assumed over
  assets acquired                                            -         55,158
  Common stock issued                                        -        200,000
  Goodwill impaired                                          -       (255,158)
Acquisition of KD Medical:
  Excess of liabilities assumed over
  assets acquired                                      858,213

  Cash paid in connection with acquisition             350,000

  Common stock subscribed                              247,000

  Debt issued in connection with acquisition           150,000

  Goodwill impaired                                 (1,605,213)

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

>From its inception through the date of these financial statements the Company has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of December 31, 2004, the Company has accumulated losses of $6,583,288 which include goodwill impairment of $1,624,213 for the year ended December 31, 2004.

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

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note J):


                                                   For the year ended        For the year ended
                                                    December 31, 2004         December 31, 2003
Net loss - as reported                             $ (2,700,598)               $(3,789,887)
Add: Total stock based employee compensation
expense as reported under intrinsic value
method (APB. No. 25)                                          -                          -
Deduct: Total stock based employee
compensation expense as reported under fair
value based method (SFAS No. 123)                             -                          -
Net loss - Pro Forma                                 (2,700,598)                (3,789,887)
Net loss attributable to common stockholders -
Pro forma                                            (2,700,598)                (3,789,887)
Basic (and assuming dilution) loss per share
- - as reported                                             (0.11)                     (0.32)
Basic (and assuming dilution) loss per share
- - Pro forma                                               (0.11)                     (0.32)


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

NOTE K - RELATED PARTY TRANSACTIONS

>From time to time the Company's officers and shareholders advance funds to the Company. The notes payable-related parties balance outstanding was $66,714 and $36,635 as of December 31, 2004 and 2003, respectively. No formal arrangements or repayment terms exist (see Note E).

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

NOTE Q - SETTLEMENT LIABILITY

As of December 31, 2004, a settlement liability totaling $528,613, including accrued interest at statutory rates, existed against the Corporation's Subsidiary, KD Medical, Inc.

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