Form 10QSB/A
period 2005-03-31
CALBATECH INC
filed 2005-12-28
CIK 1156293

                         U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                     FORM 10-QSB/A
(Mark One)


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

                                  CALBATECH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     Unaudited

                                                   Three Months Ended March 31,
                                                        2005         2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           $   (270,450)   $  (489,496)
Adjustments to reconcile net loss to
net cash used in operating activities:
Adjustments for depreciation                             12,721          2,549


Debt reduction from settlement of
debt issued with acquisition                                  -        (70,292)
Goodwill Impairment-         19,000
Common stock issued or subscribed in
connection with services rendered                       223,302        218,850
Common stock issued for officer
compensation                                                  -        905,634
Common stock issued in settlement of debt                72,000
(Increase) decrease in:
Accounts receivable                                      (7,683)         3,669
Inventory                                              (144,392)        (3,843)
Prepaid expenses                                         12,309              -
Increase (decrease) in:
Accounts payable and accrued expenses                    25,400       (695,263)
Net cash provided by (used in) operating activities     (76,793)      (109,192)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition for fixed assets                               (450)        (1,076)
Net cash used in investing activities                      (450)        (1,076)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net              27,273         35,000
Advances from (to) shareholder                           47,000         69,345
Payment on notes payable net                             (9,550)        (2,886)
Proceeds from issuance of notes payable                       -              -
Net cash provided by financing activities                54,151        101,459

Net increase (decrease) in cash and
cash equivalents:                                       (12,520)        (8,809)
 Cash and cash equivalents at beginning of period        38,895         17,894
 Cash and cash equivalents at end of period              26,375          9,085

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest               15,564          2,086
  Cash paid during the period for taxes                       -              -
  Common stock issued in exchange for services          223,302      1,124,484
  Stock based compensation for
issuance of stock options to
consultants in exchange for services                          -             -
  Liability reduction in settlement of debt                   -         70,292

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