Form 10QSB/A
period 2005-06-30
CALBATECH INC
filed 2005-12-28
CIK 1156293

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



                                                     F2

                                       CALBATECH, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          Unaudited


                                                                         Six Months Ended June 30,
                                                                           2005            2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   $  (724,537)    $   (888,152)
Adjustments to reconcile net loss to
net cash used in operating activities:
Adjustments for depreciation                                                    21,785            5,118
Disposal of fixed asset                                                          1,094                -


Debt reduction from settlement of debt
issued with acquisition                                                              -          (66,617)
Goodwill Impairment-           19,000
Common stock issued or subscribed in
connection with services rendered                                              270,430          229,350
Common stock issued for officer compensation                                   198,456          905,634
Common stock issued in settlement of debt                                       72,000           13,000
Amortization of debt discount-
beneficial conversion feature of
convertible notes payable                                                       18,005                -
Amortization of debt discount-value of
attached warrants to convertible notes payable                                   9,101                -
Amortization of financing costs                                                  5,320                -
Amortization of prepaid interest                                                 8,222                -
     (Increase) decrease in:
Accounts receivable                                                             11,824            1,705
Inventory                                                                       (3,642)          (1,519)
Prepaid expenses                                                                12,309                -
Deposits                                                                             -           (2,296)
     Increase (decrease) in:
Accounts payable and accrued expenses                                         (216,555)        (654,205)
    Net cash used in operating activities                                     (316,188)        (438,982)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition for fixed assets                                                    (2,834)          (4,416)
    Net cash used in investing activities                                       (2,834)          (4,416)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net                                     97,273          205,000
Proceeds from issuance of preferred stock, net                                       -          330,000
Advances to shareholders                                                       (89,419)          (2,000)
Payment on notes payable, net                                                 (122,625)         (62,212)
Proceeds from issuance of notes payable                                        589,667                -
    Net cash provided by financing activities                                  474,896          470,788

Net increase (decrease) in cash and cash equivalents:                          155,874           27,390
 Cash and cash equivalents at beginning of period                               38,895           17,894
 Cash and cash equivalents at end of period                                    194,769           45,284

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                      44,813            5,131
  Cash paid during the period for taxes                                              -                -

NON - CASH FINANCING ACTIVITIES:
  Common stock issued in exchange for services                                 468,886        1,134,984
  Liability reduction in settlement of debt                                          -           66,617




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


Signature                Title                             Date

/s/ James DeOlden
James DeOlden           CEO/Secretary/Director         December 21, 2005

/s/Edward Deese
Edward Deese            President/Treasurer/Director   December 21, 2005

/s/John Gordon, PhD
John Gordon, PhD        Vice-President/CTO/Director    December 21, 2005