Form 10QSB/A
period 2005-09-30
CALBATECH INC
filed 2005-12-28
CIK 1156293

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

                                     CALBATECH, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           Unaudited

                                                         Nine Months Ended
                                                            September 30,
                                                         2005          2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $(1,938,538)  $(885,909)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation                                                30,024       8,223
Disposal of fixed asset                                        738           -

Debt reduction from settlement of debt
issued with acquisition                                          -     (66,617)
Goodwill Impairment-      19,000
Common stock issued or subscribed in
connection with services rendered                          455,001     270,350
Common stock issued for officer compensation               198,456     905,634
Common stock issued in settlement of debt                   72,000      67,000
Amortization and write off of debt
discount-beneficial conversion feature
of convertible notes payable                               350,464           -
Amortization and write off of debt
discount-value of attached warrants to
convertible notes payable                                  177,192           -
Amortization and write off of
financing costs                                             93,084           -
Amortization of prepaid interest                            47,431           -
(Increase) decrease in:
Accounts receivable                                         11,769      (5,945)
Inventory                                                  (73,423)          -
Prepaid expenses                                            15,619           -
Deposits                                                         -      (5,627)
Increase (decrease) in:
Accounts payable and accrued expenses                      (67,820)   (723,452)
Net cash used in operating activities                     (628,003)   (417,343)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of treasury stock                                    -      (4,140)
Acquisition of fixed assets                                 (8,034)    (10,637)
Net cash used in investing activities                       (8,034)    (14,777)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net                 97,273     380,000
Proceeds from issuance of preferred stock, net                   -     330,000
Proceeds from line of credit                                     -         336
Advances to shareholders                                  (249,419)     15,482
Payment on notes payable, net                             (256,493)   (132,209)
Proceeds from issuance of notes payable                  1,635,667           -
Net cash provided by financing activities                1,227,028     593,609

Net increase in cash and cash equivalents                  590,991     161,489
Cash and cash equivalents at beginning of period            38,895      17,894
Cash and cash equivalents at end of period                 629,886     179,383

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