Form 10KSB
period 2005-12-31
CALBATECH INC
filed 2006-04-03
CIK 1156293

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
       ______________

                        COMMISSION FILE NUMBER: 000-33039

                                 CALBATECH, INC.
               (Exact name of Company as specified in its charter)

                 Nevada                                 86-0932112
        (State of incorporation)                      (I.R.S. Employer)
                                                    Identification No.)

          15375 Barranca Parkway, Suite I-101, Irvine, California 92618
               (Address of principal executive offices) (Zip Code)

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

     CalbaTech, Inc. had revenue of $1,292,167 and other income of $19,261 for the fiscal year ended on December 31, 2005. The aggregate market value of the voting stock held by non-affiliates of the Company as of March 8, 2005: Common Stock, par value $0.001 per share -- $5,399,173. As of March 8, 2005, the Company had 95,893,110 shares of common stock issued and outstanding, of which 71,893,110 were held by non-affiliates.

                                TABLE OF CONTENTS

PART I
                                                                         PAGE

ITEM 1.  Description of Business............................................3

ITEM 2.  Description of Property............................................7

ITEM 3.  Legal Proceedings..................................................8

ITEM 4.  Submission of Matters to a Vote of Security Holders................8

PART II

ITEM 5.  Market for Common Equity and Other Shareholder Matters.............9

ITEM 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................16

ITEM 7.  Financial Statements..............................................16

ITEM 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure...............................16

ITEM 8A. Controls and Procedures...........................................17

PART III

ITEM 9.  Directors, Executive Officers, Promoters
         and Control Persons; Compliance with Section
         16(a) of the Exchange Act.........................................17

ITEM 10. Executive Compensation............................................20

ITEM 11. Security Ownership of Certain Beneficial
         Owners and Management.............................................20

ITEM 12. Certain Relationships and Related Transactions....................21

ITEM 13. Exhibits and Reports on Form 8-K..................................21

ITEM 14. Principal Accountant Fees and Services............................22

Signatures.................................................................23

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


ITEM 1. BUSINESS.

Introduction

CalbaTech, Inc. (Formerly, Traffic Technology Inc.) ("CalbaTech", "CTI" or "Company") was organized on April 29, 2002 under the laws of the state of Nevada. On January 3, 2003, the Company completed an Agreement and Plan of Exchange ("Agreement") with Traffic Technology, Inc. ("Traffic"). As a result of the acquisition, there was a change in control of the public entity, and Traffic Technology, Inc. changed its name to CalbaTech, Inc.

CalbaTech is focused on providing products and platforms to the life sciences research market, both for biotech and pharmaceutical companies, as well as academic and government institutions. In addition, CalbaTech has assembled an experienced and innovative scientific staff, including several notable members of its Scientific Advisory Board, that CalbaTech believes may contribute innovation in areas of biological discovery. Currently, CalbaTech contains four wholly owned subsidiaries, Molecula, Inc. ("Molecula"), KD Medical, Inc. ("KD"), LifeStem, Inc. ("LifeStem") and Molecularware, Inc. ("Molecularware") that serve niche markets in the life sciences research market. Molecula and Molecularware were acquired by CTI in 2003, KD was acquired in November 2004, and LifeStem was incorporated in September 2004 to pursue opportunities in the rapidly expanding stem cell market.

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

Molecula Research Laboratories, LLC

CalbaTech acquired Molecula in October 2003. During 2005, Molecula Research Laboratories, LLC was dissolved in the state of Virginia. CalbaTech incorporated Molecula, Inc. in the state of Nevada. Products and intellectual property of the dissolved LLC were transferred to Molecula, Inc.

Molecula develops and sells numerous research reagents for cell transfection, DNA and RNA purification, protein expression, gene expression analysis and other innovative and fundamental products. Molecula also sells transfection reagents, a novel IPTG replacement for increased protein expression, neuropeptides and biochemicals. Please see www.molecula.com.

KD Medical, Inc

CalbaTech acquired KD in the last quarter of 2004. This acquisition substantially increased both product range and revenue in the Research Reagents Division. The product ranges of KD and Molecula are highly complementary, with little over lap. A strength of KD is in the supply of specialized media for culture of model research organisms such as bacteria, yeast, insects and mammalian cell lines. It also supplies products to approximately 300 National Institutes of Health ("NIH") laboratories, contracts invaluable for establishing new products in a favorable government setting. Its secondary products are related to molecular biology reagents. Conversely, Molecula's primary focus is in the design and supply of high value molecular biology reagents such as siRNA and DNA antisense oligonucleotides. It also has reagents such as IPTG that are complementary to customized media. KD believes that the addition of new product lines could significantly increase its revenues within the NIH, to as much as $5 Million annually, within the next five years.

A large proportion of molecular biology research depends upon culture of a model organism (bacteria, fruit fly, etc.), which is genetically manipulated by transfection of customized oligonucleotides (siRNA). Thus, an alliance of KD and Molecula will be well placed to provide a competitive single source for these culture media transfection reagents and specialized modifier molecules such as siRNA. Further, as explained above, KD's long standing and trusted position, as a major in-house supplier to NIH will greatly ease entry of Molecula's siRNA into that major market. Please see www.kdmedical.com.

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

Customers

KD Medical and Molecula service five distinct customer types: 1) Federally funded research centers such as the National Institutes of Health, the Naval Medical Center, and the National Cancer Institute; 2)Federally funded "Supply Stores" such as at the National Institutes of Health; 3) University and private research centers such as Glaxo Smith-Kline, Johnson & Johnson, Merck & Co., Pfizer Research, and Wyeth Pharmaceuticals; 4) Medical distributors such as Fisher Scientific and VWR International; and 5) OEMs such as Genetix, Ltd. and PML Microbiologicals, Inc.

Market Size

The general laboratory supplies industry is 12 to $14 Billion, and the molecular biology market to which the Company provides products and services for medical research and drug discovery on which billions of dollars are spent each year. Specifically, the molecular biology market is approximately $600 Million per year, and the RNAi market is estimated to be $328 Million by 2010.

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

Financial Projections

The Reagents Division has two companies with combined 2005 revenues of approximately $1.225 Million in gross revenues. CalbaTech believes that combined revenues within the division will be $1.5 Million in 2006. Within three years, it is anticipated that revenues will grow to $5 Million.

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

CalbaTech's wholly owned subsidiary LifeStem, Inc. was established take advantage of this rapidly expanding market. In addition to advancing its unique business model for stem cell banking and the provision of purified stem cells to researchers, CalbaTech has filed two patent application for intellectual property relating to (1) a device for the efficient and effective delivery of stem cells to diseased or dead areas of the heart (2) a method of collecting and storing two different types of stem cells in micro quantities for autologous use.

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

LifeStem is positioning itself to become a leading supplier of "Cellular Logistics" in this large new market. The company is focused on the following:
(1) Providing a Stem Cell Microbank(TM) service to individuals; (2) Providing services and technologies to facilitate the efficient acquisition and delivery of purified adult stem cells to the research market and; (3) Developing delivery devices for clinical applications.

Stem Cell MicroBank(TM) Service

The therapeutic possibilities that may be provided by collecting and preserving healthy adult stem cells on a pre-disease basis may revolutionize the practice of medicine. The power and promise of stem cell therapies is just emerging, and the corresponding development of new clinical applications and therapies are expected to follow. LifeStem's Stem Cell Microbank(TM) Service focuses on refining existing collection processes that are gaining significant acceptance. The focus will be providing a stem cell collection process and storage service that maintains adult stem cells for future use and broadens the availability of a collection and storage service.

The MicroBanking process, for which LifeStem has filed for US patent protection, is based on the theory that it is not necessary to harvest a quantity of stem cells capable of regenerating the entire immune system at the time of collection, but rather that these cells can be collected in micro quantities and cryo-preserved for future cellular expansion prior to reintroduction into the recipient. The company further believes that it is in the client's best interest to store a stem cell samples from two tissue sources. This concept is defined as a Stem Cell Microbank(TM). LifeStem has applied for trademark protection for the term "Stem Cell Microbank". LifeStem is the only company that is collecting and storing adult stem cells from two different cell sources. LifeStem expects to begin generating revenue from its Stem Cell Microbank(TM) in the second quarter of 2006.

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


THE MOLECULAR APPLICATIONS DIVISION

The Molecular Applications Division currently consists of one company, MolecularWare and the bulk of the other R&D projects in various stages of development.

CTI acquired MolecularWare, Inc., to provide services in the bioinformatics sector. MolecularWare had developed software that offers data management software solutions for high throughput biology.

PATENTS AND PROPRIETARY TECHNOLOGY

It is the Company's intention to protect its proprietary property through the filing of U.S. and international patent applications, both broad and specific, where necessary and reasonable. The Company believes it will attain strong and broad patent protection for its technologies. It is the Company's intention that all its products be protected under various pending patents, issued patents, copyrights and trademarks.

The Company has the policy of disclosing its proprietary information only under a Confidentiality Agreement. This Agreement has a special clause regarding ownership by the Company of all inventions related to, or based in any way upon, the Company's technologies.

Filings

CalbaTech has continued to develop its intellectual property portfolio in the past year. This aims to protect novel concepts owned by the Company and developed by scientists associated with CalbaTech.

The first of these patent applications entitled "Device and methods for processing sample and detecting analytes at low concentration" is a provisional application 60/536,044 filed 01/13/04 by James Zoval, Ph.D. This was officially published by the USPTO 20th October Publication number US-2005-0233352-A1. This application describes a novel concept for the isolation and purification of DNA and other biological molecules. This concept fits within the overall molecular biology/media focus of CalbaTech's acquisition strategy and could become an important new product line.

The second patent application was provisional application entitled "Cardiac Stem Cell Delivery Apparatus" number 60/571,510 filed 06/10/2004 inventor Jason Van Tassel, M.D. This has been converted to full US application. This application is now entitled "Device and methods for treatment of necrotic tissue using" Serial No 11/149/960 filed June 10th 2005. This patent describes a modification of endoscope technology which will facilitate the targeted delivery of adult stem cells to specific tissues. This approach focusing on the process of adult stem cell delivery provides CalbaTech with an entry into the field of adult stem cells services.

Finally CalbaTech has filed a third US provisional application entitled "methods for harvesting and storing autologous stem cells including blood derived hematopoeitic stem cell and adipose derived mesenchymal stem cells" CTEC provisional 00106 filed October 31st 2005. This describes specific methods and processes associated with adult stem cell storage which will be incorporated into LifeStem's business model.

Employees

The Company currently has sixteen employees. The Company does not have any collective bargaining agreements covering any of its employees, has not experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company considers relations with its employees to be good.

ITEM 2. PROPERTIES.

Corporate

The Company's principal executive and administrative offices are located at 15375 Barranca Parkway, Suite I-101, Irvine, California 92618. The facility consists of approximately 3,000 square feet and is equipped as a general molecular biology and biochemistry lab with is prime purpose being development of an AABB, FDA and CLIA compliant facility to test, process and store adult stem cells, as well as testing of DNA micro-array reagents, including a wet lab and cleanroom. The current lease expires at the end of July 2007 and has a current yearly rent of $52,146. The Company considers these offices to be adequate and suitable for its current needs, but as the Company expands, it expects to expand its facilities and as such, will look for larger facilities when necessary.

KD Medical

KD's facility is located at 6935-A Oakland Mills Road, Columbia, MD. It is a 7,000 square foot facility conveniently located between Baltimore and Washington near the NIH. The facility has two clean rooms for sterile production, a medical packaging room for contract medical packaging, a large warehouse and a walk in cold box. KD currently capability manufactures over a half million liters of molecular biology reagents and buffers, and close to three quarters of a million bacterial and yeast biological media products yearly. KD anticipates moving into its new state-of-the-art ISO 9002 certified and FDA compliant facility featuring two class 100 clean rooms by the end of the second quarter of 2006.

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

A corporation has lodged a claim against K-K Medical, Inc., one of the Company's subsidiaries, in such that it claims to have a judgment of $572,188 against K-D Medical, Inc., inclusive of interest. The Company intends to take all steps necessary to contest the validity of such claim on behalf of K-D Medical, Inc. if and when such a formal claim is made.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the last quarter of fiscal year-ended December 2005, the Company did not submit any matters to a vote of security holders.

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

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2005

                                                  High     Low

Quarter Ended December 31, 2005                   .077     .018
Quarter Ended September 30, 2005                  .22      .018
Quarter Ended June 30, 2005                       .22      .15
Quarter Ended March 31, 2005                      .28      .16

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2003

                                                  High     Low

Quarter Ended December 31, 2004                   .31      .10
Quarter Ended September 30, 2004                  .15      .06
Quarter Ended June 30, 2004                       .30      .13
Quarter Ended March 31, 2004                      .29      .15

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

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets (at least $2 million); or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements of broker-dealers who sell penny stocks to persons other than established customers and accredited investors.

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

Holders of Common Equity

As of March 6, 2006, the Company's transfer agent shows 232 shareholders of record of the Company's common stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

When used in this Form 10-KSB and in our future filings with the Securities and Exchange Commission, the words or phrases will likely result, management expects, or we expect, will continue, is anticipated, estimated or similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of that speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

General Overview

CalbaTech is focused on providing products and platforms to the life sciences research market, both for biotech and pharmaceutical companies, as well as academic and government institutions. In addition, CalbaTech is building an experienced and innovative scientific staff, including several notable members of its Scientific Advisory Board that it believes may contribute innovation in areas of biological discovery. Currently, CalbaTech contains four wholly owned subsidiaries, Molecula, Inc. ("Molecula"), KD Medical, Inc. ("KD"), LifeStem, Inc. ("LifeStem") and Molecularware, Inc. ("Molecularware") that serve niche markets in the life sciences research market. Molecula and Molecularware were acquired by CTI in 2003, KD was acquired in 2004, and LifeStem was incorporated in 2004 to pursue opportunities in the rapidly expanding stem cell market.

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

Comparison of the Year Ended December 31, 2005 with the Year Ended December 31, 2004

During the year ending December 31, 2005 the Company experienced significant growth in revenues with sales of $1,292,167 compared to $300,633 in the year ending December 31, 2004. Additionally, the Company had other income of $19,261 compared to $12,744 in prior year 2004. The Company believes that with the continued growth of KD Medical, Inc. and Molecula, along with the revenue to be generated by LifeStem's Stem Cell Microbank(TM), The Company's revenue will substantially increase in 2006. Additionally, the effort to streamline expenses and combine marketing of KD Medical and Molecula will continue in 2006. For the period for which KD Medical was a wholly-owned subsidiary of the Company, November 19, 2004 through December 31, 2004, KD Medical had revenues of $133,684 with a net loss of $28,947. For the year ended December 31, 2005, KD Medical had revenues of $1,075,283 with a net profit of $37,145. Similar to the improvement in performance, Molecula increased its revenues from $104,005 in 2004 to $149,596 in 2005 while reducing its net loss from $197,283 in 2004 to $171,883 in 2005. The Company believes that Molecula is now at a break even and positioned to be profitable in 2006 while we expect KD Medical to continue its growth and profitability. The Company believes the combined revenue of KD Medical and Molecula will be approximately $1,500,000 in 2006.

Cost of revenues consists of direct manufacturing costs and applied overhead expenses for the research reagent business, as well as labor costs associated with its service revenue. Cost of revenues as a percentage of net revenues were 44% in the year ended December 31, 2005, down from 47% for the year ended December 31, 2004. The cost of goods sold percentage will fluctuate from quarter to quarter because absorbed overhead increases when volume is decreasing and because labor ratios are less than optimized in manufacturing processes when revenues are lower. As revenues increases, cost of goods sold as a percentage of revenue should become more and more favorable for the company. The overall increase in the cost of goods sold during 2005 is directly attributable to the increase in net revenues.

Operating expenses decreased during 2005 from $2,872,158 in 2004 to $2,312,276 in 2004, despite the expenses related to twelve months of operation of KD Medical compared to six weeks in 2004 as management has worked to cut costs and control expenses.

Net Income (Loss)

In 2005, the Company incurred an unrealized loss in recording the fair value of the debenture and related warrant derivatives relating to the convertible notes it obtained in 2005. The total non cash financial impact to the Company's income statement amounted to $2,303,555. Additionally, we incurred non cash interest costs of $916,232 relating to the convertible debt accretion as required under FAS 133 along with debt conversions to common shares. As a result, the Company realized a net loss of $5,011,116. However, the Company anticipates that it will complete the repayment of the convertible notes during 2006, at which time the related debenture and warrant derivative liabilities reflective in our balance sheet will be adjusted to zero. The current balance as of December 31, 2005 is $4,151,499 which will be adjusted to other income and will be reflected in our income statement. Operationally, the Company believes that increased revenues and profitability generated by KD Medical, continued growth and new profitability of Molecula, along with the profitable Stem Cell Microbank(TM) sales from LifeStem will result in a net profit for 2006.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2005 was $301,143 and $38,895 at December 31, 2004. The assets of the Company increased from $393,883 at December 31, 2004 to $1,038,495 at December 31, 2005. As a result of our operating losses for the year ended December 31, 2004, we generated a cash flow deficit of $877,342 from operating activities. We met our cash requirements during this period through the private placement of $97,273 of common stock, and $1,611,667 from the issuance of notes payable. The Company also paid down notes payable $276,897. The Company has used its working capital to finance ongoing operations and the development and marketing of its products.

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

Number of Employees

For the fiscal year ended December 31, 2004, we have relied on the services of outside consultants for services and as of December 31, 2005, the Company has sixteen employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. Other than through acquisition, we do not anticipate our employment base will significantly change during the next 12 months. As we continue to expand, we expect to incur additional costs for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Dependence Upon Management

Our future performance and success are dependant upon the efforts and abilities of our Management. To a very significant degree, we are dependent upon the continued services of James DeOlden, Edward Deese and John Gordon, our founders and Directors. If we lost the services of Mr. DeOlden, Mr. Deese or Dr. Gordon or other key employees before we could get a qualified replacement, that loss could materially adversely affect our business. We currently maintain key man life insurance on the lives of Mr. DeOlden and Mr. Deese in the amounts of $3,000,000 and $2,842,000 respectively.

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

Continued Control by Current Officers and Directors

As of March 8, 2006, the present officers and directors own approximately 25% of the outstanding shares of Common Stock, and therefore are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of the Company, the appointment of officers, and the determination of officers' salaries. Shareholders have no cumulative voting rights. (See Security Ownership of Certain Beneficial Owners and Management) Audit's Opinion Expresses Doubt About The Company's Ability To Continue As a "Going Concern".

Delays in the Introduction of Our Products or Services

The Company may be subject to regulation by numerous governmental authorities. Failure to obtain regulatory approvals or delays in obtaining regulatory approvals by the Company, its collaborators or licensees would adversely affect the marketing of products or services developed by the Company, as well as hinder the Company's ability to generate product revenues. Further, there can be no assurance that the Company, its collaborators or licensees will be able to obtain the necessary regulatory approvals. Although the Company does not anticipate problems satisfying any of the regulations involved, the Company cannot foresee the possibility of new regulations that could adversely affect the business of the Company.

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

Government Regulation and Legal Uncertainties

The Company is not currently subject to many direct government regulations, other than the securities laws, the regulations thereunder applicable to all publicly owned companies, the Food and Drug Administration, the American Association of Blood Banks, and the laws and regulations applicable to businesses generally. It is possible that certain laws and regulations may be adopted at the local, state, national and international level that could effect the Company's operations. Changes to such laws could create uncertainty in the marketplace which could reduce demand for the Company's products or increase the cost of doing business as a result of costs of litigation or a variety of other such costs, or could in some other manner have a material adverse effect on the Company's business, financial condition, results of operations and prospects. If any such law or regulation is adopted it could limit the Company's ability to operate and could force the business operations to cease, which would have a significantly negative effect on the shareholder's investment. The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25,000,000 or more. The Company is deemed to be a "small business issuer." The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The Company can make no assurances that any of these agencies will adopt any such policies. Also, an agency could adopt such policy that may have a detrimental effect to the Company's operations and it could have a significantly negative effect on the value of the Company's equity.

Limited Market Due To Penny Stock

The Company's stock differs from many stocks, in that it is a "penny stock." The Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and
Exchange Act of 1934, as amended. Because our securities probably constitute "penny stock" within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:- - Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; -Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; - "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; - Excessive and undisclosed bid-ask differentials and markups by selling broker- dealers; and - The wholesale dumping of the same securities by promoters and broker- dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses. Furthermore, the "penny stock" designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers. Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange;
(iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Rule 15g-9 of the Commission requires broker- dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

ITEM 7. FINANCIAL STATEMENTS.

Financial statements as of and for the year ended December 31, 2005, and for the ended December 31, 2004 are presented in a separate section of this report following Part IV.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 23, 2003, upon recommendation of its Board of Directors, the Company dismissed its certifying accountant, Eide Bailly LLP ("Edie"). Edie 's report on the Company's financial statements for of the two fiscal years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with Edie on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, during the two fiscal years ended December 31, 2001 and during the interim period ended January 23, 2003, which, if not resolved to Edie's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report, as required by Item 304(a)(3) of Regulation S-B. The Company engaged Russell Bedford Stefanou Mirchandani LLP ("Russell Bedford Stefanou Mirchandani") as its certifying accountant as of April 9, 2003 for the Company's fiscal year ending December 31, 2002. The Company has not consulted Russell Bedford Stefanou Mirchandani previously.

On May 10, 2004, upon recommendation of its Board of Directors, the Company dismissed its certifying accountant, Russell Bedford Stefanou Mirchandani, LLP ("Russell Bedford"). Russell Bedford's report on the Company's financial statements from its inception in April, 2002 and fiscal year ended December 31, 2003 did not contain any adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with Russell Bedford on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, from its inception in April, 2002 and during fiscal year ended December 31, 2003 and during the interim period ended May 14, 2004, which, if not resolved to Russell Bedford's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report, as required by Item 304(a)(3) of Regulation S-B.

The Company engaged Dejoya and Company ("DeJoya") as its certifying accountant as of May 10, 2005 for the Company's fiscal year ending December 31, 2004. The Company has not consulted DeJoya previously.

The Company has been informed that its PCAOB auditor, De Joya and Company, has merged with another accounting firm creating a new entity with a corresponding new name, DeJoya Griffith and Company, LLC and has registered with the PCAOB. In furtherance of auditing continuity, CalbaTech audits will now be provided by De Joya Griffith and Company, LLC. CalbaTech expects that the change and subsequent entity change of its PCAOB auditor will not have any material affect on its audits or the auditing process.

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

James DeOlden, Esq. - Chief Executive Officer, Director

Mr. DeOlden, B.A. History (1996) from Virginia Commonwealth University, J.D.
(1998) from Whittier Law School, is an attorney admitted to the California Bar. Mr. DeOlden, in conjunction with being a founder of CalbaTech, maintains a minimum number of clients in his small law practice but is almost entirely focusing on the growth and development of CalbaTech. Mr. DeOlden currently represents or has represented both publicly traded and private companies, with the focus being on emerging growth companies in various stages of corporate existence or development.

Edward H. Deese - President, Chief Operating Officer, Director

Mr. Deese, B.S. Economics (1985) from the University of California, Irvine has been involved in entrepreneurial business development for the past 17 years. Most recently, Mr. Deese has served in various interim capacities for publicly traded companies or subsidiaries thereof. Prior to this, Mr. Deese was a founder, Director, and Chief Operating Officer of Burstein Technologies, Inc., an Irvine, California bio-technology company. Prior to Burstein Technologies, Mr. Deese served in a variety of entrepreneurial ventures, including three companies that went public through IPOs.

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

Scientific Advisory Board

The Company has engaged the services of the following individuals as members of its Scientific Advisory Board. Members are encouraged to submit new ideas to the Company and to advise the Company on its business activities, technology and product development when requested and where applicable.

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

Gerald C. Huth, Ph.D.

Dr. Huth, Ph.D. in Physics has a long successful history of innovative product development beginning with his invention of the Avalanche Photodetection sensors, and revolutionary invention which replaced photomultiplier tubes with a solid state silicon equivalent. Dr. Huth created and directed the Department of Physics at the University of Southern California where many technologies were created and developed for commercial applications through a long association with the NIH and the DOE. In 1985 Dr. Huth founded Xsirius Scientific, Inc. to commercialize ideas generated by university colleagues around the world. Xsirius Scientific was completed an IPO in 1986 and was listed on NASDAQ. Two subsidiaries of Xsirius were also developed by Dr. Huth and completed IPOs and were listed on NASDAQ. Dr. Huth has provided new ideas and intellectual property to CalbaTech.

Paul Heaney, Ph.D.

Dr. Heaney, Ph.D. Medicinal Chemistry, has a successful track record of leading and managing technology innovation, development and product commercialization in many fields of Life Sciences, including Biotechnology, Clinical Diagnostics and Pharmaceutical Discovery. His two most recent companies, Sequenom and Orchid Biosciences, achieved tremendous initial public offering success and are leaders in their fields of genomics, biochemical analysis and lab-on-chip instrumentation. As Executive Vice President of Research and Technology at Sequenom, Dr. Heaney's team was responsible for the development of the highly acclaimed and commercially successful chip-based MassARRAY Genotyping Platform. This platform, which has becomethe industry standard for Genetic Variation Analysis, was chosen byleaders of the Human Genome Project at the Whitehead Institute andthe Sanger Centre.

Jason Van Tassel, M.D.

Dr. Jason Van Tassel, the inventor of LifeStem's stem cell delivery Device and its Chief Medical Officer, is currently in medical practice specializing in Otolaryngology, Facial Plastic and Reconstructive Surgery in Beverly Hills, CA. Dr. Van Tassel attended Georgetown University School of Medicine in Washington D.C., graduating with Honors in 1997. Dr. Van Tassel was accepted into the well-known Department of Otolaryngology, Head and Neck Surgery Residency program at the University of Arkansas for Medical Sciences, headed by world famous Dr. James Suen. Upon completion of his residency, Dr. Van Tassel joined the faculty at the University of California Irvine in the Department of Facial Plastic and Reconstructive Surgery, completing a fellowship in 2003. He is currently board certified in Otolaryngology and board eligible in Facial Plastic and Reconstructive Surgery.

Prior to beginning his practice of medicine in Los Angeles, Dr. Van Tassel worked at Hybritech Inc., where he performed research investigating manufacturing processes related to monoclonal antibody test assays, an area of specific interest to CalbaTech. In addition, Dr. Van Tassel also investigated retinal signal transduction pathways for the Department of Neurosciences at San Diego State under Dr. Gregory Harris, Ph.D., also an area of significant potential interest for CalbaTech. Dr. Van Tassel is also the Chief Medical Officer for CalbaTech's subsidiary, LifeStem.

(b) Compliance with Section 16(a) of the Exchange Act. Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers and persons holding 10% or more of the Company's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Company's common stock with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the fiscal year ended December 31, 2005 and subsequently, the Company is unaware that any required reports were not timely filed.

ITEM 10. EXECUTIVE COMPENSATION.

                                     Summary Compensation Table

                               Annual compensation
                              Long-term Compensation             Awards              Payouts
                         ------------------------------   -----------------------    -------
Name and                                       Other      Restricted   Securities
principal                                      annual       stock      underlying       LTIP      All other
position       Year      Salary     Bonus   compensation   award(s)    options/SARs    payouts   compensation
--------       ----      ------     -----   ------------   --------    ------------    -------   ------------
                           ($)       ($)        ($)          ($)           (#)           ($)         ($)
James DeOlden  2005     $104,153      0          0        $  63,000         0             0           0
CEO            2004     $      0(1)   0          0        $ 316,872(2)      0             0           0
               2003     $ 14,000      0          0                0         0             0           0

Edward Deese,  2005     $133,500      0          0        $  63,000         0             0           0
CFO            2004     $ 93,500(1)   0          0        $ 266,387(2)      0             0           0
               2003     $ 74,500      0          0                0         0             0           0

John Gordon,   2004     $ 72,912      0          0        $  63,000         0             0           0
CTO            2004     $ 14,542(1)   0          0        $ 322,278(2)      0             0           0
               2003            0      0          0                0         0             0           0

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

B. Encourage selected employees, directors and consultants to accept or continue employment or association with the Company; and

C. Increase the interest of selected employees, directors and consultants in the Company's welfare through participation in the growth in value of the common stock of the Company. The Company had not issued any Stock Options pursuant to the Plan included therein to any employees as of December 31, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 8, 2005 This chart reflects the number of shares held by those shareholders controlling more than five percent, those shareholders that are officers and/or directors, as well as a collective group of all of the above.

                                 OWNERSHIP

                                                                Approximate
                                                                  Percent
                                                                of Common
                                      Number of Shares            Shares
    Name                              of Common Stock              Owned
---------------                      -----------------          -----------
Edward H. Deese .........................8,000,000                 8.34

James DeOlden ...........................8,000,000                 8.34

John F. Gordon ..........................8,000,000                 8.34

Group: All Officers/
Directors (1) ..........................24,000,000                25.02

All Shares
Outstanding ............................95,893,110               100.00

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

From time to time, the Company's officers and shareholders have advanced funds to the Company. The note payable balance to related parties was $17,295 outstanding as of December 31, 2005 and $266,713 outstanding as of December 31, 2004. No formal arrangements or repayment terms exist. Certain of the officers and directors of the Company are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Company and its officers and directors. The Company will attempt to resolve such conflicts of interest in favor of the Company. The officers and directors of the Company are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling the Company's affairs. A shareholder may be able to institute legal action on behalf of the Company or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to the Company.

PART IV.

ITEM 13. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits.

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

Index to Financial Statements and Schedules.                       Page
--------------------------------------------                       ----

Audit Report of Independent Certified Public Accountants
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Financial Statements
Reports on Form 8-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the years ended December 31, 2005 and 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                                December 31, 2005       December 31, 2004
                                -----------------       -----------------

(i) Audit Fees                       $88,751                   $44,000
(ii) Audit Related Fees              $     0                   $     0
(iii) Tax Fees                       $     0                   $     0
(iv) All Other Fees                  $ 5,750                   $     0
                                     -------                   -------
Total fees                           $94,501                   $44,000

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of CalbaTech's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of CalbaTech, Inc.'s consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2005 or 2004.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax services provided in fiscal 2005 or 2004.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2004.

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



Signature                  Title                             Date

/s/ James DeOlden          CEO/Secretary/Director            March 31, 2006
------------------
James DeOlden

/s/Edward Deese            President/Treasurer/Director      March 31, 2006
------------------
Edward Deese

/s/John Gordon, PhD        Vice-President/CTO/Director       March 31, 2006
------------------
John Gordon, PhD

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2005 AND 2004

                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934
                                 CALBATECH, INC.

                                 CALBATECH, INC.

Index to Financial Statements                                     PAGE
-----------------------------                                     ----

Reports of Independent Registered
Certified Public Accountants.......................................26

Balance Sheets at December 31, 2005
and 2004...........................................................28

Statements of Losses for the year ended
December 31, 2005 and December 31, 2004............................29

Statements of Deficiency in Stockholders'
Equity for the years ended December 31, 2005
and December 31, 2004..............................................30

Statements of Cash Flows for the year ended
December 31, 2005 and December 31, 2004............................33

Notes to Financial Statements......................................35

De Joya Griffith & Company, LLC
-------------------------------
Certified Public Accountants
                                                      6330 McLeod Drive, Suite 1
                                                             Las Vegas, NV 89120
                                                              702.735.1852 (tel)
                                                              702.736.1608 (fax)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We have audited the accompanying consolidated balance sheet of Calbatech, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statement of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Calbatech, Inc. and subsidiaries as of and for the year ended December 31, 2004. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in the period ended December 31, 2004, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calbatech, Inc. and subsidiaries as of December 31, 2005, and the results of its operations and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note P to the consolidated financial statements, the Company has suffered recurring losses from operations, negative working capital, and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note P. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Las Vegas, NV
March 31, 2006

De Joya & Company
-----------------
Certified Public Accountants
                                                   2425 W. Horizon Ridge Parkway
                                                             Henderson, NV 89014
                                                              702.735.1852 (tel)
                                                              702.736.1608 (fax)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


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

De Joya & Company
Certified Public Accountants

/s/ De Joya & Company
Henderson, NV
March 18, 2005



FINANCIAL STATEMENTS AND NOTES.

                                         CALBATECH, INC.
                                   CONSOLIDATED BALANCE SHEETS
                                             Audited

                                                                            December 31,
                                                                        2005            2004
                                                                    ------------    ------------
                                              ASSETS
CURRENT ASSETS:
  Cash                                                              $    301,143    $     38,895
  Accounts receivable, net of allowance of $27,982 and
    $42,764, respectively                                                158,487         134,373
  Inventory                                                              216,130          77,045
  Prepaid expenses                                                        32,244          37,923
                                                                    ------------    ------------
    Total current assets                                                 708,004         288,236
                                                                    ------------    ------------

Fixed assets, net                                                        160,876         105,647
                                                                    ------------    ------------

Other assets:
  Prepaid interest                                                        49,911              --
  Unamortized financing costs, net of accumulated
    amortization and write off of $135,296 and $-0-, respectively        119,704              --
                                                                    ------------    ------------

    Total other assets                                                   169,615              --
                                                                    ------------    ------------
                                                                    $  1,038,495    $    393,883
                                                                    ============    ============

                       LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued  expenses                            $    860,690    $    798,838
  Capital leases payable                                                  16,511           5,923
  Notes payable to banks                                                  18,280          21,829
  Notes payable, including $17,295  and $266,713 to
    related parties, respectively                                        573,506         901,986
  Settlement liability                                                   572,188         528,613
  Convertible notes payable                                               76,028         295,138
                                                                    ------------    ------------
    Total current liabilities                                          2,117,203       2,552,327
                                                                    ------------    ------------

Long term liabilities, less current maturities:
  Capital leases payable                                                  59,605          23,740
  Derivative liability related to convertible debentures               3,939,256              --
  Warrant liability related to convertible debentures                    364,299              --
  Notes payable to banks                                                  31,361          38,606
  Convertible notes payable                                              178,632              --
                                                                    ------------    ------------
    Total long term liabilities                                        4,573,153          62,346
                                                                    ------------    ------------

Total liabilities                                                      6,690,356       2,614,673
                                                                    ------------    ------------

DEFICIENCY IN STOCKHOLDERS' EQUITY
  Preferred stock, par value $0.001 per share; 25,000,000 shares authorized; 1,250,000 shares issued and outstanding as of
    December 31, 2005 and 2004, respectively                               1,250           1,250
  Common stock, par value $0.001 per share; 200,000,000 shares authorized, 76,712,132 and 33,939,945 shares issued and
    outstanding as of December 31, 2005 and 2004 respectively             76,712          33,940
  Common stock subscription payable                                      169,000         247,000
  Additional paid in capital                                           5,783,228       4,111,103
  Treasury stock, at cost                                                (87,647)        (30,795)
  Accumulated deficit                                                (11,594,404)     (6,583,288)
                                                                    ------------    ------------
    Total deficiency in stockholders' equity                          (5,651,861)     (2,220,790)
                                                                    ------------    ------------
                                                                    $  1,038,495    $    393,883
                                                                    ============    ============





                                       CALBATECH, INC.
                               CONSOLIDATED STATEMENTS OF LOSS
                                           Audited

                                                                  Year ended December 31,
                                                                  2005              2004
                                                               ------------    ------------
REVENUES:
  Net sales                                                    $  1,292,167    $    300,633
  Cost of sales                                                    (568,491)       (142,177)
                                                               ------------    ------------
      Gross profit                                                  723,676         158,456
                                                               ------------    ------------

OPERATING EXPENSES:
  Selling and administrative                                      2,286,479       1,235,224
  Goodwill impairment                                                    --       1,624,213
  Depreciation and amortization                                      25,797          12,721
                                                               ------------    ------------

    Total operating expenses                                      2,312,276       2,872,158
                                                               ------------    ------------

LOSS FROM OPERATIONS                                             (1,588,600)     (2,713,702)

  Other income                                                       19,261          12,744
  Reduction in liability from settlement
    of debt with acquisition                                             --          91,662
  Unrealized loss related to adjustment of derivative and
    warrant liability to fair value of underlying securities     (2,303,555)             --
  Interest (expense), net                                        (1,138,222)        (91,302)
                                                               ------------    ------------

Net income (loss) before income taxes                            (5,011,116)     (2,700,598)

Income taxes                                                             --              --
                                                               ------------    ------------

NET (LOSS)                                                     $ (5,011,116)   $ (2,700,598)
                                                               ============    ============

Net loss per common share (basic and fully diluted             $      (0.12)   $      (0.11)
                                                               ============    ============

Weighted average common shares outstanding                       44,957,820      24,170,907
                                                               ============    ============






                                                    CALBATECH, INC.
                                    STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                     FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                                        Audited

                                                                              Additional                 Treasury
                          Preferred     Stock         Common        Stock      Paid in      Treasury       Stock
                           Shares       Amount        Shares        Amount     Capital       Shares        Amount
                         -----------  -----------   -----------  -----------  -----------  -----------   -----------
Balance as of
 December 31, 2003                --           --    15,856,393       15,857    1,705,740      213,611       (10,935)
Common stock issued
 on January 27, 2004
 for services
 rendered at $0.15
 per share                        --           --       300,000          300       44,700           --            --
Sale of common stock
 on February 23, 2004
 for $0.25 per share              --           --       140,000          140       34,860           --            --
Common stock issued
 on February 23, 2004
 for acquisition at
 $0.459 per share                 --           --       131,109          131       60,048           --            --
Common stock issued
 on February 23, 2004
 for license rights
 at $0.19 per share               --           --       100,000          100       18,900           --            --
Common stock issued
 on February 23, 2004
 for services
 rendered at $0.19
 per share                        --           --       915,000          915      172,935           --            --
Common stock issued
 on February 23, 2004
 for officers
 compensation at
 $0.17 per share                  --           --     4,766,498        4,767      797,797           --            --
Common stock
 subscription
 cancelled in April,
 2004 settlement of
 debt from
 acquisition of
 Molecularware                    --           --            --           --           --           --            --
Sale of common stock
 on April 15, 2004 at
 $0.17 per share                  --           --     1,000,000        1,000      169,000           --            --
Sale of preferred stock
 on April 15, 2004 at
 approximately $0.20
 per share convertible
 to common shares at a
 ratio of 1.5:1            1,250,000        1,250            --           --      328,750           --            --
Common stock issued
 on June 7, 2004 for
 services rendered at
 $0.14 per share                  --           --        75,000           75       10,425           --            --
Common stock issued
 on June 25, 2004 as
 settlement of debt
 at $0.13 per share               --           --       100,000          100       12,900           --            --
Common stock issued
 on August 6, 2004
 for services
 rendered at $0.10
 per share                        --           --       300,000          300       29,700           --            --
Common stock issued
 on September 1, 2004
 as settlement of
 debt at $0.06 per
 share                            --           --       900,000          900       62,042           --            --
Common stock issued
 on September 1, 2004
 for services
 rendered at $0.06
 per share                        --           --       323,000          323       19,057           --            --

                                                                 29a
continued below

continued from above
                                                    CALBATECH, INC.
                                    STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                     FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                                        Audited

                                                                              Additional                 Treasury
                          Preferred     Stock         Common        Stock      Paid in      Treasury       Stock
                           Shares       Amount        Shares        Amount     Capital       Shares        Amount
                         -----------  -----------   -----------  -----------  -----------  -----------   -----------

Purchase of Common
 stock as treasury on
 September 2, 2004 at
 approximately $0.10
 per share                    40,000       (4,140)           --           --           --       (4,140)
Common stock issued
 on September 13,
 2004 for services
 rendered at $0.10
 per share                        --           --        50,000           50        4,950           --            --
Sale of common stock
 on September 29,
 2004 at $0.06 per
 share                            --           --     2,100,002        2,100      123,900           --            --
Sale of common stock
 on September 30,
 2004 at $0.06 per
 share                            --           --       833,334          833       49,167           --            --
Sale of common stock
 on October 19, 2004
 at $0.06 per share               --           --       166,667          167        9,833           --            --
Common stock issued
 on October 26, 2004
 for services
 rendered at $0.22
 per share                        --           --       120,000          120       26,280           --            --
Purchase of Common
 stock as treasury in
 October, 2004 at
 approximately $0.13
 per share                        --           --            --           --           --      122,500       (15,720)
Sale of common stock
 on November 2, 2004
 at $0.06 per share               --           --     1,333,334        1,333       78,667           --            --
Issuance of common
 stock subscription
 in connection with
 the acquisition of
 K-D Medical at $0.26
 per share                        --           --            --           --           --           --            --
Sale of common stock
 on November 16, 2004
 at $0.06 per share               --           --     2,195,334        2,195      129,525           --            --
Sale of common stock
 on November 17, 2004
 at $0.06 per share               --           --     1,700,334        1,700      100,320           --            --
Common stock issued
 on November 17, 2004
 for services
 rendered at $0.26
 per share                        --           --       140,000          140       36,260           --            --
Sale of common stock
 on November 23, 2004
 at $0.06 per share               --           --       166,667          167        9,833           --            --
Sale of common stock
 on December 21, 2004
 at $0.11 per share               --           --       227,273          227       24,773           --            --
Debt forgiveness by
 shareholder                      --           --            --           --       50,741           --            --

Net Loss                          --           --            --           --           --           --            --
                         -----------  -----------   -----------  -----------  -----------  -----------   -----------
Balance at
 December 31, 2004         1,250,000  $     1,250    33,939,945  $    33,940  $ 4,111,103      376,111   $   (30,795)
                         -----------  -----------   -----------  -----------  -----------  -----------   -----------

continued on next page
                                                                   29b

continued from previous page



                                 CALBATECH, INC.
                 STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                     Audited

                         Common Stock  Common Stock
                         Subscription  Subscription   Accumulated
                            Shares         Share        Deficit        Total
                          -----------   -----------   -----------   -----------
Balance as of
 December 31, 2003            300,000       137,700    (3,882,690)   (2,034,328)
Common stock issued
 on January 27, 2004
 for services
 rendered at $0.15
 per share                         --            --            --        45,000
Sale of common stock
 on February 23, 2004
 for $0.25 per share               --            --            --        35,000
Common stock issued
 on February 23, 2004
 for acquisition at
 $0.459 per share            (131,109)      (60,179)           --            --
Common stock issued
 on February 23, 2004
 for license rights
 at $0.19 per share                --            --            --        19,000
Common stock issued
 on February 23, 2004
 for services
 rendered at $0.19
 per share                         --            --            --       173,850
Common stock issued
 on February 23, 2004
 for officers
 compensation at
 $0.17 per share                   --            --            --       802,564
Common stock
 subscription
 cancelled in April,
 2004 settlement of
 debt from
 acquisition of
 Molecularware               (168,891)      (77,521)           --       (77,521)
Sale of common stock
 on April 15, 2004 at
 $0.17 per share                   --            --            --       170,000
Sale of preferred stock
 on April 15, 2004 at
 approximately $0.20
 per share convertible
 to common shares at a
 ratio of 1.5:1                    --            --            --       330,000
Common stock issued
 on June 7, 2004 for
 services rendered at
 $0.14 per share                   --            --            --        10,500
Common stock issued
 on June 25, 2004 as
 settlement of debt
 at $0.13 per share                --            --            --        13,000
Common stock issued
 on August 6, 2004
 for services
 rendered at $0.10
 per share                         --            --            --        30,000
Common stock issued
 on September 1, 2004
 as settlement of
 debt at $0.06 per
 share                             --            --            --        62,942

continued on next page
                                            29c

continued from previous page


                                 CALBATECH, INC.
                 STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                     Audited

                         Common Stock  Common Stock
                         Subscription  Subscription   Accumulated
                            Shares         Share        Deficit        Total
                          -----------   -----------   -----------   -----------

Common stock issued
 on September 1, 2004
 for services
 rendered at $0.06
 per share                         --            --            --        19,380
Purchase of Common
 stock as treasury on
 September 2, 2004 at
 approximately $0.10
 per share
Common stock issued
 on September 13,
 2004 for services
 rendered at $0.10
 per share                         --            --            --         5,000
Sale of common stock
 on September 29,
 2004 at $0.06 per
 share                             --            --            --       126,000
Sale of common stock
 on September 30,
 2004 at $0.06 per
 share                             --            --            --        50,000
Sale of common stock
 on October 19, 2004
 at $0.06 per share                --            --            --        10,000
Common stock issued
 on October 26, 2004
 for services
 rendered at $0.22
 per share                         --            --            --        26,400
Purchase of Common
 stock as treasury in
 October, 2004 at
 approximately $0.13
 per share                         --            --            --       (15,720)
Sale of common stock
 on November 2, 2004
 at $0.06 per share                --            --            --        80,000
Issuance of common
 stock subscription
 in connection with
 the acquisition of
 K-D Medical at $0.26
 per share                    950,000       247,000            --       247,000
Sale of common stock
 on November 16, 2004
 at $0.06 per share                --            --            --       131,720
Sale of common stock
 on November 17, 2004
 at $0.06 per share                --            --            --       102,020
Common stock issued
 on November 17, 2004
 for services
 rendered at $0.26
 per share                         --            --            --        36,400
Sale of common stock
 on November 23, 2004
 at $0.06 per share                --            --            --        10,000
Sale of common stock
 on December 21, 2004
 at $0.11 per share                --            --            --        25,000
Debt forgiveness by
 shareholder                       --            --            --        50,741

Net Loss                           --            --    (2,700,598)   (2,700,598)
                          -----------   -----------   -----------   -----------
Balance at
 December 31, 2004            950,000   $   247,000   $(6,583,288)  $(2,220,790)
                          -----------   -----------   -----------   -----------

                                               29d




                                                   CALBATECH, INC.
                                   STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                   FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                                       Audited

                                                                           Additional                   Treasury
                        Preferred      Stock        Common       Stock       Paid in      Treasury       Stock
                          Shares       Amount       Shares       Amount      Capital       Shares        Amount
                       -----------  -----------  -----------  -----------  -----------   -----------  -----------

Common stock issued
 on January 17, 2005
 for settlement of
 debt at $0.17 per
 share                          --           --       47,059           47        7,953            --           --
Common stock issued
 on January 21, 2005
 for services
 rendered at $0.17
 per share                      --           --      399,423          399       67,503            --           --
Treasury stock
 purchased with
 Common stock on
 January 21, 2005 at
 $0.17 per share           334,423          335       56,517      334,423      (56,852)           --           --
Common stock issued
 on February 8, 2005
 for services
 rendered at $0.20
 per share                      --           --      400,000          400       79,600            --           --
Common stock issued
 on March 15, 2005
 for settlement of
 debt at $0.064 per
 share                          --           --    1,000,000        1,000       63,000            --           --
Common stock issued
 on March 15, 2005
 for acquisition at
 $0.26 per share                --           --      200,000          200       51,800            --           --
Common  stock issued
 on March 21, 2005
 for services
 rendered at $0.20
 per share                      --           --      177,000          177       35,223            --           --
Sale of common stock
 on March 24, 2005 at
 $0.10 per share                --           --      272,727          273       27,000            --           --
Common stock issued
 on April 22, 2005
 for services
 rendered at $0.14
 per share                      --           --       75,000           75       10,425            --           --
Sale of common stock
 on May 14, 2005
 rendered at $0.10
 per share                      --           --      700,000          700       69,300            --           --
Common stock issued
 on June 14, 2005 for
 services rendered at
 $0.20 per share                --           --       57,141           57       11,371            --           --
Common stock issued
 on June 23, 2005 for
 prior years'
 services rendered at
 $0.06 per share                --           --    1,086,667        1,087       64,113            --           --
Common stock issued
 on June 23, 2005 to
 officers for prior
 years' compensation
 at $0.16 per share             --           --    1,240,355        1,240      197,217            --           --
Common stock issued
 on July 26, 2005 for
 services rendered at
 $0.20 per share                --           --      642,856          643      127,928            --           --
Common stock issued
on July 26, 2005 for
subscription shares             --           --      100,000          100       25,900            --           --
                       -----------  -----------  -----------  -----------  -----------   -----------  -----------

Sub-total                1,250,000  $     1,250   40,672,596  $    40,673  $ 5,005,953       710,534  $   (87,647)
                       -----------  -----------  -----------  -----------  -----------   -----------  -----------


continued on next page
                                                                       30a

continued from above

                                 CALBATECH, INC.
                 STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                     Audited

                       Common Stock  Common Stock
                       Subscription  Subscription  Accumulated
                         Shares         Amount       Deficit        Total
                       -----------   -----------   -----------   -----------

Common stock issued
 on January 17, 2005
 for settlement of
 debt at $0.17 per
 share                          --            --            --         8,000
Common stock issued
 on January 21, 2005
 for services
 rendered at $0.17
 per share                      --            --            --        67,902
Treasury stock
 purchased with
 Common stock on
 January 21, 2005 at
 $0.17 per share                --            --
Common stock issued
 on February 8, 2005
 for services
 rendered at $0.20
 per share                      --            --            --        80,000
Common stock issued
 on March 15, 2005
 for settlement of
 debt at $0.064 per
 share                          --            --            --        64,000
Common stock issued
 on March 15, 2005
 for acquisition at
 $0.26 per share          (200,000)      (52,000)           --            --
Common  stock issued
 on March 21, 2005
 for services
 rendered at $0.20
 per share                      --            --            --        35,400
Sale of common stock
 on March 24, 2005 at
 $0.10 per share                --            --            --        27,273
Common stock issued
 on April 22, 2005
 for services
 rendered at $0.14
 per share                      --            --            --        10,500
Sale of common stock
 on May 14, 2005
 rendered at $0.10
 per share                      --            --            --        70,000
Common stock issued
 on June 14, 2005 for
 services rendered at
 $0.20 per share                --            --            --        11,428
Common stock issued
 on June 23, 2005 for
 prior years'
 services rendered at
 $0.06 per share                --            --            --        65,200
Common stock issued
 on June 23, 2005 to
 officers for prior
 years' compensation
 at $0.16 per share             --            --            --       198,457
Common stock issued
 on July 26, 2005 for
 services rendered at
 $0.20 per share                --            --            --       128,571
Common stock issued
on July 26, 2005 for
subscription shares       (100,000)      (26,000)           --            --
                       -----------   -----------   -----------   -----------

Sub-total                  650,000   $   169,000   $(6,583,288)  $(1,454,059)
                       -----------   -----------   -----------   -----------


                                           30b



                                                 CALBATECH, INC.
                                 STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                                     Audited

                                                                          Additional                 Treasury
                       Preferred      Stock       Common       Stock        Paid in     Treasury       Stock
                         Shares       Amount      Shares       Amount       Capital      Shares        Amount
                      -----------  -----------  -----------  -----------  -----------  -----------  -----------

Common stock issued
 on July 29, 2005 as
 payment towards
 convertible
 debentures                    --           --      950,000          950       86,925           --           --
Common stock issued
 on August 15, 2005
 as payment towards
 convertible
 debentures                    --           --    1,000,000        1,000       43,000           --           --
Common stock issued
 on August 17, 2005
 for services
 rendered at $0.07
 per share                     --           --      800,000          800       55,200           --           --
Common stock issued
 on August 24, 2005
 as payment towards
 convertible
 debentures                    --           --    2,080,000        2,080      185,120           --           --
Common stock issued
 on September 13,
 2005 as payment
 towards convertible
 debentures                    --           --    2,220,000        2,220       51,282           --           --
Common stock issued
 on September 26,
 2005 as payment
 towards convertible
 debentures                    --           --    2,220,000        2,220       27,706           --           --
Common stock issued
 on October 3, 2005
 as payment towards
 convertible
 debentures                    --           --    2,440,000        2,440       20,740           --           --
                      -----------  -----------  -----------  -----------  -----------  -----------  -----------

Subtotal                1,250,000  $     1,250   52,382,596  $    52,383  $ 5,475,926      710,534  $   (87,647)
                      -----------  -----------  -----------  -----------  -----------  -----------  -----------


continued on next page
                                                                    31a

continued from above page

                                 CALBATECH, INC.
                 STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                     Audited

                        Common Stock  Common Stock
                        Subscription  Subscription  Accumulated
                           Shares       Amount       Deficit       Total
                        -----------  -----------  -----------   -----------

Common stock issued
 on July 29, 2005 as
 payment towards
 convertible
 debentures                      --           --           --        87,875
Common stock issued
 on August 15, 2005
 as payment towards
 convertible
 debentures                      --           --           --        44,000
Common stock issued
 on August 17, 2005
 for services
 rendered at $0.07
 per share                       --           --           --        56,000
Common stock issued
 on August 24, 2005
 as payment towards
 convertible
 debentures                      --           --           --       187,200
Common stock issued
 on September 13,
 2005 as payment
 towards convertible
 debentures                      --           --           --        53,502
Common stock issued
 on September 26,
 2005 as payment
 towards convertible
 debentures                      --           --           --        29,926
Common stock issued
 on October 3, 2005
 as payment towards
 convertible
 debentures                      --           --           --        23,180
                        -----------  -----------  -----------   -----------

Subtotal                    650,000  $   169,000  $(6,583,288)  $  (972,376)
                        -----------  -----------  -----------   -----------


                                                 31b



                                                     CALBATECH, INC.
                                     STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                     FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                                         Audited

                                                                               Additional                     Treasury
                        Preferred       Stock        Common         Stock        Paid in      Treasury         Stock
                          Shares        Amount       Shares         Amount       Capital       Shares          Amount
                       ------------  ------------  ------------  ------------  ------------  ------------   ------------

Common stock issued
 on October 10, 2005
 as payment towards
 convertible
 debentures                      --            --     2,440,000         2,440        18,300            --             --
Common stock issued
 on October 14, 2005
 as payment towards
 convertible
 debentures                      --            --     2,440,000         2,440        18,300            --             --
Common stock issued
 on October 27, 2005
 as payment towards
 convertible
 debentures                      --            --     2,440,000         2,440        18,300            --             --
Common stock issued
 on November 2, 2005
 for services
 rendered at $0.05
 per share                       --            --       200,000           200         9,800            --             --
Common stock issued
 on November 4, 2005
 as payment towards
 convertible
 debentures                      --            --     2,440,000         2,440        36,990            --             --
Common stock issued
 on November 8, 2005
 for services
 rendered at $0.04
 per share                       --            --        42,856            42         1,672            --             --
Common stock issued
 on November 11, 2005
 as payment towards
 convertible
 debentures                      --            --     2,440,000         2,440        36,990            --             --
Common stock issued
 on November 18, 2005
 as payment towards
 convertible
 debentures                      --            --     2,440,000         2,440        36,112            --             --
Common stock issued
 on November 25, 2005
 for services
 rendered at $0.04
 per share                       --            --       200,000           200         7,800            --             --
Common stock issued
 on December 5, 2005
 as payment towards
 convertible
 debentures                      --            --       846,680           847        12,488            --             --
Common stock issued
 on December 6, 2005
 as payment towards
 convertible
 debentures                      --            --     2,440,000         2,440        35,990            --             --
Common stock issued
 on December 14, 2005
 as payment towards
 convertible
 debentures                      --            --     2,980,000         2,980        40,558            --             --
Common stock issued
 on December 28, 2005
 as payment towards
 convertible
 debentures                      --            --     2,980,000         2,980        34,002            --             --

Net Loss                         --            --            --            --            --            --             --
                       ------------  ------------  ------------  ------------  ------------  ------------   ------------

                          1,250,000  $      1,250    76,712,132  $     76,712  $  5,783,228       710,534   $    (87,647)
                       ============  ============  ============  ============  ============  ============   ============



continued on next page
                                                             32a

continued from above

                                 CALBATECH, INC.
                 STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                     Audited

                       Common Stock  Common Stock
                       Subscription  Subscription   Accumulated
                          Shares       Amount         Deficit         Total
                       ------------  ------------   ------------   ------------

Common stock issued
 on October 10, 2005
 as payment towards
 convertible
 debentures                      --            --             --         20,740
Common stock issued
 on October 14, 2005
 as payment towards
 convertible
 debentures                      --            --             --         20,740
Common stock issued
 on October 27, 2005
 as payment towards
 convertible
 debentures                      --            --             --         20,740
Common stock issued
 on November 2, 2005
 for services
 rendered at $0.05
 per share                       --            --             --         10,000
Common stock issued
 on November 4, 2005
 as payment towards
 convertible
 debentures                      --            --             --         39,430
Common stock issued
 on November 8, 2005
 for services
 rendered at $0.04
 per share                       --            --             --          1,714
Common stock issued
 on November 11, 2005
 as payment towards
 convertible
 debentures                      --            --             --         39,430
Common stock issued
 on November 18, 2005
 as payment towards
 convertible
 debentures                      --            --             --         38,552
Common stock issued
 on November 25, 2005
 for services
 rendered at $0.04
 per share                       --            --             --          8,000
Common stock issued
 on December 5, 2005
 as payment towards
 convertible
 debentures                      --            --             --         13,335
Common stock issued
 on December 6, 2005
 as payment towards
 convertible
 debentures                      --            --             --         38,430
Common stock issued
 on December 14, 2005
 as payment towards
 convertible
 debentures                      --            --             --         43,538
Common stock issued
 on December 28, 2005
 as payment towards
 convertible
 debentures                      --            --             --         36,982

Net Loss                         --            --     (5,011,116)    (5,011,116)
                       ------------  ------------   ------------   ------------

                            650,000  $    169,000   $(11,594,404)  $ (5,651,861)
                       ============  ============   ============   ============


                                              32b


                                            CALBATECH, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                Audited


                                                                              Year ended December 31,
                                                                                2005          2004
                                                                             -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                     $(5,011,116)  $(2,700,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustments for depreciation and amortization                                     45,028        15,032
Disposal of fixed asset                                                              738            --
Goodwill impairment                                                                   --     1,624,213
Debt reduction from settlement of debt issued with acquisition                        --      (145,136)
Common stock issued or subscribed in connection with services rendered           474,715       346,530
Common stock issued for officer compensation                                     198,456       802,564
Common stock issued in settlement of debt                                        809,600        75,942
Accretion of convertible notes payable                                           178,632            --
Debt forgiveness by shareholder                                                       --        50,741
Unrealized loss related to  adjustment of derivative and warrant
  liability to fair value of underlying securities                             2,303,555            --
Amortization and write off of financing costs                                    135,296            --
Amortization of prepaid interest                                                  83,423            --
  (Increase) decrease in:
     Accounts receivable                                                         (24,114)     (123,609)
     Inventory                                                                  (139,085)      (77,045)
     Prepaid expenses                                                              5,678       (37,923)
  Increase (decrease) in:
     Accounts payable and accrued expenses                                        61,852      (232,064)
                                                                             -----------   -----------

    Net cash used in operating activities                                       (877,342)     (501,353)
                                                                             -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of KD Medical, Inc                                                        --      (267,000)
Acquisition of treasury stock                                                         --       (19,860)
Acquisition for fixed assets                                                     (43,034)      (93,300)
                                                                             -----------   -----------

   Net cash used in investing activities                                         (43,034)     (380,160)
                                                                             -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net                                       97,273       739,740
Proceeds from issuance of preferred stock, net                                        --       330,000
Advances from (to) shareholders                                                 (249,419)       30,078
Payment on notes payable, net                                                   (276,897)     (224,100)
Proceeds from issuance of convertible notes payable                            1,611,667        26,796
                                                                             -----------   -----------

   Net cash provided by financing activities                                   1,182,624       902,514
                                                                             -----------   -----------

Net increase in cash and cash equivalents                                        262,248        21,001
  Cash and cash equivalents at beginning of period                                38,895        17,894
                                                                             -----------   -----------
  Cash and cash equivalents at end of period                                 $   301,143   $    38,895
                                                                             ===========   ===========







                                 CALBATECH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     Audited


                                                           Year ended December 31,
                                                             2005          2004
                                                          -----------  -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for interest                     68,051       15,564
  Cash paid during the period for taxes                            --           --

 Unrealized loss on adjustment of derivative and warrant
   liability to fair value of underlying securities         2,303,555           --

NON - CASH FINANCING ACTIVITIES:
  Liability reduction in settlement of debt               $        --  $  (145,136)
                                                          ===========  ===========
  Goodwill impaired                                       $        --  $ 1,624,213
                                                          ===========  ===========

                                 CALBATECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

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

The Company acquired Molecula Research Laboratories, LLC, as a subsidiary in October 2003. On December 31, 2005, Molecula Research Laboratories, LLC was dissolved in the state of Virginia. CalbaTech incorporated Molecula, Inc. in the state of Nevada. Products and intellectual property of the dissolved LLC were transferred to Molecula, Inc. Molecula develops and sells numerous research reagents for cell transfection, DNA and RNA purification, protein expression, gene expression analysis and other innovative and fundamental products.

The Company also through its subsidiary - KD Medical, manufactures and distributes microbiological culture medias and other research agents. KD Medical's products are used in genetic engineering, drug discovery, molecular biology labs and biopharmaceutical production.

The Company also through its subsidiary - LifeStem, Inc., is positioning itself to become a leading supplier of "Cellular Logistics" by providing services and technologies to facilitate the efficient acquisition and delivery of purified adult stem cells, development of stem cell delivery devices for clinical applications and clinical applications of specific stem cell based therapies.

From its inception through the date of these financial statements the Company has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of December 31, 2005, the Company has accumulated losses of $11,594,404 which include an unrealized loss on derivative and warrant liability related to convertible debentures of $2,303,555 for the year ended December 31, 2005 and a goodwill impairment of $1,624,213 for the year ended December 31, 2004.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Molecularware, Inc., KD Medical Inc., LifeStem, Inc., Molecula Research Laboratories, LLC and that of Traffic Technology, Inc. with whom the Registrant merged. All significant inter-company transactions and balances have been eliminated in consolidation.

Acquisitions and Capital Restructure

On January 3, 2003, the Company completed an Agreement and Plan of Exchange ("Agreement") with Traffic Technology, Inc. ("Traffic"). As a result of the acquisition, there was a change in control of the public entity, and Traffic Technology, Inc. changed its name to CalbaTech, Inc. For accounting purposes, Calbatech became the surviving entity. The transaction was accounted for using the purchase method of accounting. The total purchase price and carrying value of net assets acquired of Traffic was $200,000 of which $100,000 was paid in cash and $100,000 was paid in notes payable. The results of operations of Traffic subsequent to the Agreement are included in the Company's consolidated statement of losses.

                                 CALBATECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

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

The total consideration paid was $257,666 and the significant components of the transaction are as follows:

Common stock retained by
Traffic shareholders                                     $ 11,997
Excess of assets acquired over
  liabilities assumed                                    (211,997)
Treasury stock assumed                                    (57,666)
                                                         --------

Goodwill impaired                                        $257,666
                                                         ========

On July 1, 2003, the Company acquired Molecularware, Inc., as a wholly owned subsidiary. Molecularware, Inc. was acquired by issuance of common stock subscriptions totaling 300,000 shares valued at the time acquisition at $137,700. In addition, the Company issued 12% convertible debt totaling $600,000 as settlement of the outstanding liabilities of Molecularware, Inc. (Note E). The convertible debt can be converted in to shares of the Company's common stock within thirty days after the effective date a registration statement is filed with the Securities and Exchange Commission ("SEC") at a conversion price equal to twenty percent of the closing price of the Company's common stock on the date of the conversion.

The total consideration paid was $713,828 and the significant components of the transaction are as follows:

Common stock issued                                      $137,700
Convertible debt issued                                   600,000
Excess of assets acquired over
    liabilities assumed                                   (23,872)
                                                         --------

Goodwill impaired                                        $713,828
                                                         ========


In October 2003, the Company acquired Molecula Research Laboratories, LLC (Molecula), Herndon, Virginia, a leading company in gene silencing technologies for gene and protein function studies by acquiring the shares of the company which was held by the CEO of the company. The Company issued 500,000 shares of common stock valued at $200,000 for acquisition.

The total consideration paid was $255,158 and the significant components of the transaction are as follows:

Common stock issued                                      $200,000
Excess of liabilities assumed over assets acquired         55,158
                                                         --------

Goodwill impaired                                        $255,158
                                                         ========

                                 CALBATECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

In November 2004, the Company acquired KD Medical, Columbia Maryland, one of the nation's leading manufacturers of microbiological culture media and other research agents. The Company paid $350,000 in cash, 200,000 shares of common stock valued at $52,000 and incurred an obligation to pay an additional $150,000 by November, 2005. Additionally, the Company is obligated to issue up to 750,000 shares of common stock valued at $195,000 based on certain contractual milestones, such as, KD Medical's revenue in excess of $1,000,000 and earnings of $10,000 before interest and taxes for the year ended December 31, 2004 (500,000 and 250,000 shares of common stock, respectively). In 2005, KD Medical met its goals of both revenue and profitability. The Company issued 100,000 of the 750,000 shares in 2005. The remaining 650,000 shares are still outstanding as of December 31, 2005.

The total consideration paid was $1,605,213 and the significant components of the transaction are as follows:


Cash paid                                              $  350,000
Excess of liabilities assumed over
  assets acquired                                         858,213
Debt issued                                               150,000
Common stock issued at acquisition                         52,000
Original obligation to additional shares
  of common stock based on operating
  performance milestones                                  195,000
                                                       ----------
Goodwill impaired                                      $1,605,213
                                                       ==========


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

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

Use of Estimates

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                                 CALBATECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

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

Inventories

Inventories are stated at the lower of cost or market determined by the average cost method. Inventories consist of products available for sale to distributors and customers.

Components of inventories as of December 31, 2005 and 2004 are as follows:

                                                2005        2004
                                              --------    -------
Raw materials                                 $180,429    $     0
Finished goods                                  35,701     77,045
                                              --------    -------

Total                                         $216,130    $77,045
                                              ========    =======

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives as follows:

Furniture and fixtures         5 years
Office equipment               3 to 5 years
Manufacturing equipment        3 to 8 years

                                 CALBATECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs.

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

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company expenditures were $-0- and $59,248 on research and product development for the year ended December 31, 2005 and 2004, respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company charged to operations $2,136 and $-0-, as advertising costs for the year ended December 31, 2005 and 2004, respectively.

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

                                 CALBATECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

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

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and subsequent years. During fiscal year 2005 and 2004, there were no stock options granted to employees.

                                 CALBATECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of $4,859,060 and $2,700,598 during the years ended December 31, 2005 and 2004, respectively. The Company's total liabilities exceeded its total assets by $5,499,805 as of December 31, 2005.

                                 CALBATECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At December 31, 2005 and 2004, allowance for doubtful account balance was $27,982 and $42,764, respectively.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . ." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company has implemented the revised standard in the third quarter of fiscal year 2005. The Company had accounted for its share-based payment transactions under the provisions of APB 25, which did not necessarily require the recognition of compensation cost in the financial statements. Management is assessed the implications of this revised standard, and did not materially impact the Company's results of operations in the third quarter of fiscal year 2005 or thereafter.

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

                                 CALBATECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the first quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

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

Under SFAS No. 142, goodwill impairment occurs if the net book value of a reporting unit exceeds its estimated fair value. The Company has performed impairment tests periodically and has written off $ -0- and $1,624,213 for goodwill impairment for the year ended December 31, 2005 and 2004, respectively mainly due to the following:

     - Significant operating losses

     - Lack of revenues and profitability

As a result of these events and circumstances, Management believes that more likely than not the fair value of the reporting unit's goodwill has been reduced below its carrying value. As a result, management performed an evaluation of the reporting unit's tangible and intangible assets for purposes of determining the implied fair value of goodwill at various dates. Upon completion of the assessment, management recorded a non-cash impairment charge of $-0- and $1,624,213, net of tax, or $(0.0) and $(0.07) per share for the years ended December 31, 2005 and 2004, respectively, to reduce the carrying value of goodwill in this reporting unit to its estimated value of $ -0-.

Considerable management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from managements' estimates.

                                 CALBATECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE C - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at December 31, 2005 and 2004 are as follows:


                                                     2005          2004
                                                   --------      -------
           Furniture and fixtures                   $41,260      $37,258
           Equipment                                344,643      253,114
           Computer equipment                        56,654       52,961
                                                   --------      -------
                                                    442,557      343,333
           Less: Accumulated depreciation           281,681      237,686
                                                   --------      -------

           Net property and equipment              $160,876     $105,647
                                                   ========     ========


The total depreciation expense for the year ended December 31, 2005 and 2004 amounted to $45,028 and $15,032, respectively of which $19,231 and $2,311 is included in cost of goods sold for each respective year.

NOTE D - NOTES PAYABLE

Notes payable at December 31, 2005 and 2004 consists of the following:

                                                    2005                 2004
                                                  ---------            ---------

Note  payable in connection with
acquisition of Molecularware, Inc accrues
interest at 0% per annum, unsecured with
monthly payments of approximately $14,000
                                                  $      --            $  50,000

Note payable in connection with
acquisition of KD Medical; accrues
interest at 0%, unsecured                                --              150,000

Note payable-State of Maryland, accrues
interest at 0% per annum, unsecured. In
accordance with a forbearance agreement,
if KD Medical defaults on any payments,
cumulative interest at 10% per annum will
be added as of December 31, 2005,
cumulative amount of interest was
$238,781                                            335,800              415,000

Notes payable-unsettled claims
from acquisition of Molecularware; accrues
interest at 12% per annum, unsecured                175,273              220,273

Notes payable-settlement of outstanding
claims of Molecularware; accrues interest
at 12% per annum, unsecured                          45,138                   --

Notes payables-shareholder, accrues
interest at 0% per annum, unsecured                  17,295               66,713
                                                  ---------            ---------

                                                    573,506              901,986
Less: current maturities:                          (573,506)           (901,986)
                                                  ---------            ---------
                                                  $      --            $      --
                                                  =========            =========

                                 CALBATECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE D - NOTES PAYABLE (continued)

CalbaTech agreed to issue up to $600,000 of convertible debentures to Molecularware to settle debts. The time frame for settling those debts and issuing convertible debentures was ninety days. As of December 31, 2005, $45,138 was settled in the form of debentures. $175,273 remains on Molecularware's books as non-settled, non-converted debt, and to date, there has not been a claim made to Molecularware for payment. Further, the company has not been able to verify that such debt ever existed. The remaining $379,589 left from the balance of the $600,000 that CalbaTech offered to use for settlement of debts has been extinguished through other means of payment.

NOTE E - NOTES PAYABLE - BANKS

Notes payable - bank at December 31, 2005 and 2004 consists of the following:

                                                     2005                 2004
                                                  ---------            ---------

Bank line of credit, guaranteed by its
officers, in the amount of $50,000 and
bears interest at a rate of 10.75% per
annum. The credit calls for the minimum
payment of interest only                          $      --            $  49,340

Bank term debt, guaranteed by its officers
and bears interest at a rate of 9%
per annum, with monthly payments of $1,048
over five years, maturing Oct, 2009                  38,757                   --

Line of credit, guaranteed by its officers,
in the amount of $12,500 and bears
interest rate of 8.5% per annum. The credit
line calls for minimum payments of
interest only.                                       10,884               11,095
                                                  ---------            ---------
                                                     49,641               60,435
Less current maturities:                             18,280               60,435
                                                  ---------            ---------
                                                  $  31,361            $      --
                                                  =========            =========

                                 CALBATECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE F - CONVERTIBLE NOTES PAYABLE

A summary of convertible promissory notes payable at December 31, 2005 and 2004 is as follows:

                                                     2005                 2004
                                                  ---------            ---------

12% convertible debentures, issued in
settlement of outstanding obligations of
subsidiary, Molecularware, Inc., unpaid
principal together with accrued and
unpaid interest is convertible into shares
of the Company's common stock within
thirty days after the effective date of a
registration statement is filed with
the Securities and Exchange Commission
("SEC") at a conversion price equal to
twenty percent of the closing price of the
Company's common stock on the date of
conversion                                        $       -            $  95,138

10% convertible debentures, payable and due
on demand, unpaid principal together
with accrued and unpaid interest is, at the
option of the holder, convertible
into shares of the Company's common stock on
the date of the conversion. The
Company has recorded $100,000 as a beneficial
conversion discount-interest
expense during the year ended December 31, 2003.          -              100,000

10% convertible debenture, with related
party, is payable on demand, unpaid
principal together with accrued and unpaid
interest is, at the option of the
holder, convertible into shares of the
Company's common stock at a time or
conversion price equal to fifty percent
of the closing price of the Company's
common stock on the date of conversion.
The Company has recorded $100,000 as a
beneficial conversion discount-interest
expense during the year ended December
31, 2003. In 2005, the note was converted
to a non-interest bearing debenture.                 76,028              100,000

10% convertible debenture with interest
due quarterly subject to certain
conditions, due three years from the date
of the note. The holder has the option
to convert unpaid principal to the
Company's common stock at the lower of (i)
$0.14 or (ii) 50% of the average of the
three lowest intraday trading prices for
the common stock on a principal market for
the twenty days before, but not
including, conversion date. The Company
granted the note holder a security
interest in substantially all of the
Company's assets and intellectual property
and registration rights. (see below)                178,632                    -
                                                  ---------            ---------
                                                    254,660              295,138
Less current maturities                              76,028              295,138
                                                  ---------            ---------

Convertible notes payable-long term
portion                                             178,632                    -
                                                  =========            =========

                                 CALBATECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE F - CONVERTIBLE NOTES PAYABLE (continued)

The Company entered into a Securities Purchase Agreement with four accredited investors on May 23, 2005 for the issuance of an aggregate of $2,000,000 of convertible notes ("Convertible Notes"), and attached to the Convertible Notes were warrants to purchase 12,274,436 shares of the Company's common stock. The Convertible Notes accrue interest at 10% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of (i) $0.14 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

As of December 31, 2005, the Company issued to the investors Convertible Notes in a total amount of $2,000,000 in exchange for net proceeds of $1,635,667. The proceeds that the Company received were net of prepaid interest of $133,333 representing the first eight month's interest calculated at 10% per annum for the aggregate of $2,000,000 of convertible notes, and related fees and costs of $255,000. Prepaid interest is amortized over the first eight months of the note and capitalized financing costs were amortized over the maturity period (three years) of the convertible notes.

The transaction, to the extent that it is to be satisfied with common stock of the Company would normally be included as equity obligations. However, in the instant case, due to the indeterminate number of shares which might be issued under the embedded convertible host debt conversion feature, the Company is required to record a liability relating to both the detachable warrants and the embedded convertible feature of the note payable (included in the liabilities as a "derivative liability".

The accompanying financial statements comply with current requirements relating to warrants and embedded warrants as described in FAS 133, EITF 98-5 and 00-27, and APB 14 as follows:

     o The Company allocated the proceeds received between convertible debt and the detachable warrants based upon the relative fair market values on the dates the proceeds were received.
     o Subsequent to the initial recording, the increase in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the increase in the intrinsic value of the embedded derivative in the conversion feature of the convertible debentures are accrued as adjustments to the liabilities at December 31, 2005.
     o The expense relating to the increase in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included as an other comprehensive income item in the form of an unrealized interest expense arising from convertible financing on the Company's balance sheet.
     o    Accreted principal of $178,632 as of December 31, 2005.

                                 CALBATECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE F - CONVERTIBLE NOTES PAYABLE (continued)

The following table summarizes the various components of the convertible debentures as of December 31, 2005:


        Convertible debentures: ......................     $   178,632
        Warrant liability ............................         364,299
        Derivative liability .........................       3,939,256
                                                           -----------
                                                             4,482,187

        Adjustment of derivative and warrant liability
          to fair value ..............................     (2,303,555)
        Unrealized  loss  related to  conversion
          of  convertible  note to common shares
          charged to interest expense ................       (737,600)

        Accretion of principal related to
          convertible debenture ......................       (178,632)
                                                           -----------
        Total convertible debentures: ................     $ 1,262,400
                                                           ===========


NOTE G - CONVERTIBLE PREFERRED STOCK

On April 15, 2004, the Company issued 1,250,000 shares of Preferred Stock at a price of $0.20 per share to one entity. The preferred shares issued are convertible on a 1 to 1.5 basis of preferred stock to common shares. These shares have not been converted as of December 31, 2005.

NOTE H - COMMON STOCK

In 2004, the Company issued 6,989,498 shares of common stock for services rendered at an approximate average of $0.16 per share, which represents the fair value of the services received and which did not differ materially from the value of the stock issued.

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

In October 2004, the Company repurchased 122,500 shares of its common stock in the open market as treasury at approximately $0.13 per share

                                 CALBATECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE H - COMMON STOCK (continued)

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

In 2005, the Company issued 2,994,276 shares of common stock for services rendered at an approximate average of $0.14 per share, which represents the value of the services received and which did not differ materially from the value of the stock issued. Related parties received 89,770 of those shares with a total value of $15,261 for services rendered.

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

                                 CALBATECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE H - COMMON STOCK (continued)

In September 2005, the Company issued 4,440,000 shares of common stock in exchange for convertible note payable of $83,428.

In October 2005, the Company issued 9,760,000 shares of common stock in exchange for convertible note payable of $85,400.

In November 2005, the Company issued 7,320,000 shares of common stock in exchange for convertible note payable of $117,413.

In December 2005, the Company issued 9,246,680 shares of common stock in exchange for convertible note payable of $132,285.

Non-Employee Stock Options
--------------------------

On December 1, 2002, the Company issued 80,000 options to a consultant as incentive to enter into a consulting agreement with the Company for a period of one year. The 80,000 options vest quarterly over a period of three years with an exercise price of $.01 per share and a life of ten years from the date of grant.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to consultants at December 31, 2005.


                                Options Outstanding       Options Exercisable
                                -------------------       -------------------
                             Weighted
                              Average
                             Remaining      Weighted                    Weighted
                            Contractual     Average                     Average
 Exercise       Number         Life         Exercise      Number        Exercise
  Price       Outstanding     (Years)        Price      Exercisable      Price
----------    -----------    ----------    ----------   -----------    ---------
  $0.001        80,000          6.92         $0.001       26,667         $0.001


Transactions involving stock options issued to consultants are summarized as follows:


                                                  Weighted Average
                                       Number of Shares       Price Per Share
                                       ----------------       ---------------
Outstanding at December 31, 2003             80,000               $0.01
     Granted                                      -                   -
     Exercised                                    -                   -
     Canceled or expired                          -                   -
                                             ------              ------
Outstanding at December 31, 2004             80,000                0.01
     Granted                                      -                   -
     Exercised                                    -                   -
     Canceled or expired                          -                   -
                                             ------              ------
Outstanding at December 31, 2005             80,000               $0.01
                                             ======               =====

                                 CALBATECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

Warrants

The Company granted an aggregate of 2,428,659 and -0- warrants during the year ended December 31, 2005 and 2004, respectively, in connection with the issuance of convertible notes payable (see note F). The Company did not grant any compensatory warrants during the years ended December 31, 2005 and 2004. The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock.


                  Warrants Outstanding                    Warrants Exercisable
                  --------------------                    --------------------
                             Weighted
                              Average
                             Remaining      Weighted                    Weighted
                            Contractual     Average                     Average
 Exercise       Number         Life         Exercise      Number        Exercise
  Price       Outstanding     (Years)        Price      Exercisable      Price
----------    -----------    ----------    ----------   -----------    ---------
   $0.20        6,071,645        4.50           $0.20    6,071,645       $0.20
   $0.35        6,071,645        4.50           $0.35    6,071,645       $0.35
               ----------                               ----------
               12,143,290        4.50          $0.275   12,143,290      $0.275
               ==========                               ==========


Transactions involving warrants issued to non-employees are summarized as follows:


                                                                     Weighted
                                                                      Average
                                                       Number of       Price
                                                         Shares      Per Share
                                                      -----------   ------------
Outstanding as of January 1, 2004 .................       --              $-
  Granted .........................................       --              --
  Exercised .......................................       --              --
  Canceled or expired .............................       --              --
                                                      -----------   ------------
Outstanding as of December 31, 2004 ...............       --              --
  Granted .........................................   12,274,436       0.275
  Exercised .......................................       --              --
  Canceled or expired .............................       --              --
                                                      -----------   ------------
Outstanding as of December 31, 2005 ...............   12,274,436      $0.275
                                                      ===========   ============

NOTE J - RELATED PARTY TRANSACTIONS

From time to time the Company's officers and shareholders advance funds to the Company. The notes payable-related parties balance outstanding was $17,295 and $266,713 as of December 31, 2005 and 2004, respectively. No formal arrangements or repayment terms exist (see Note F).

                                 CALBATECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE K - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2005 and 2004 are as follows:

                                  2005            2004
                                --------        --------
Accounts payable ..             $210,117        $229,379
Accrued salaries ..              218,579         262,457
Payroll liabilities              338,101         217,984
Accrued Interest ..               93,893          89,017
                                --------        --------
                                $860,690        $798,837
                                ========        ========

NOTE L - INCOME TAXES

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. A management estimate that at December 31, 2005, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $9,000,000, expiring in the year 2023, that may be used to offset future taxable income. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of December 31, 2005 and 2004 are as follows: Non current:

                                       2005           2004
                                   -----------    -----------

Net operating loss carry forward   $ 3,150,000    $ 2,200,000
Valuation allowance ............    (3,150,000)    (2,200,000)
                                   -----------    -----------
Net deferred tax asset .........            --             --
                                   ===========    ===========

NOTE M - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share as of December 31 2005 and 2004, respectively:

                                                 2005                2004
                                             -----------         -----------
Loss available for common shareholders ...   $(5,011,116)       $ (2,700,598)
Basic and fully diluted loss per share ...   $     (0.12)       $      (0.11)
Weighted average common shares outstanding    44,957,820          24,170,907

Net loss per share is based upon the weighted average shares of common stock outstanding.

                                 CALBATECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE N - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases office space in Irvine, California at a rate of approximately $4,345 per month and production and administration facilities in Columbia, Maryland at a rate of approximately $8,700 per month.

Schedule of future minimum lease payments under operating equipment and premises leases at December 31, 2005 are as follows:

                 2006       $159,102
                 2007        148,714
                 2008        125,159
                 2009        128,631
                 2010        132,188
                            --------
                 Total      $693,794
                            ========

Rental expenses charged to operations for the years ended December 31, 2005 and 2004 were $192,113 and $70,203, respectively.

Capital Lease Obligations

The Company leases equipment financed by capital leases. Equipment included the following amounts for capitalized leases at December 31, 2005 and 2004:

                                                  2005            2004
                                                -------         -------
        Equipment ...................           $84,756         $36,292
        Computers ...................             3,010           3,010
                                                -------         -------
                                                 87,766          39,302
        Less accumulated depreciation            12,258           7,656
                                                -------         -------
        Net .........................           $75,508         $31,646
                                                =======         =======

The Company has capital leases for equipment used in its operation. The future minimum lease payments at December 31, 2005 are as follows:


                2006                                    $ 25,044
                2007                                      23,451
                2008                                      22,451
                2009                                      20,108
                2010                                       4,690
                                                        --------
                                                          95,744
                Less: amount representing interest       (19,628)
                                                        --------
                                                          76,116
                Less: current Portion                   (16,511)
                                                        --------
                Long-term Portion                       $ 59,605
                                                        ========


The Company has recorded equipment purchased under non-cancelable leases with an original cost of $57,960 and $6,800 as of December 31, 2005 and 2004, respectively. Depreciation expenses of $11,193 and $5,000 have been charged to operations for the years ended December 31, 2005 and 2004, respectively for leased equipment.

Employment Agreements

The Company has employment agreements with key employees. In addition to salary and benefit provisions, the agreements include defined commitments should the employees terminate the employment with or without cause.

                                 CALBATECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE O - DEFAULT LIABILITY

As of December 31, 2005, a default liability totaling $572,188, including accrued interest at statutory rates, existed against the Corporation's subsidiary, KD Medical, Inc. The Company will contest any attempt to enforce said default.

NOTE P - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the years ended December 31, 2005 and 2004, the Company has incurred losses of $5,011,116 and $2,700,598, respectively. In addition, the Company has a deficiency in stockholder's equity of $5,651,861 and $2,220,790 at December 31, 2005 and 2004, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations. Management is devoting substantially all of its efforts to establishing its business and there can be no assurance that the Company's efforts will be successful. However, the planned principal operations have not fully commenced and no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance that the Company will be successful in its efforts to secure additional equity financing.

                                  EXHIBIT INDEX

Exhibit No.     Description
-----------     ----------------------------------------------------------------

2.1             Articles of Incorporation*
2.1.1 Articles of Amendment to Articles of Incorporation, dated September 16, 1998*
2.1.2           Articles of Amendment dated March 20, 2003*
2.1.3           Articles of Merger dated March 20, 2003 for redomicile *
2.1.3.1         Merger Agreement underlying Articles of Merger for redomicile *
2.1.4 Articles of Merger dated March 20, 2003 for merger of subsidiary, CalbaTech, Inc., into Parent, Traffic Technology, Inc. with name change to CalbaTech, Inc. post merger *
2.1.4.1 Merger Agreement underlying Articles of Merger for merger of Subsidiary and Parent and concurrent name change *
2.2             Bylaws of Traffic Technology, Inc., a Nevada Corporation *
6.1             Consulting Agreement with Pinnacle West Capital
                Corporation, dated May 30, 2000*
6.2             Distributor Agreement with Layton Solar, dated April 3, 2000*
6.2.1           Amendment to Distributor Agreement with Layton Solar, dated
                August 24, 2000*
6.3             Distributor Agreement with IMS Industries, dated March 17, 2000*
6.4 Distributor Agreement with Taiwan Signal Technologies Co., dated June 30, 2000*
6.5 Distributor Agreements with Artflex, Sinalizacao and Viaria Ltd., dated August 7, 2000*
6.6             Distributor Agreement with Supremetech Engineering Co. dated
                August 15, 2000*
6.7 Consulting Service Agreement for LED Traffic Signal Technology Transfer and Licensing with JCI Group, Inc. (China), dated January 8, 2001*
6.8 LED Single Lens Traffic Signal Technology Transfer and Consulting Service Agreement with JCI Group, Inc. Japan), dated April 25, 2001*
6.9             Form of Distributor Agreement (United States)*
10.1            Employment Agreement for James DeOlden *
10.2            Employment Agreement for Edward Deese *
10.3            Employment Agreement for John Gordon *
10.4            Employment Agreement for David Killen *
10.5            Asset Purchase Agreement (Zoval Enterprises) *
10.6 Agreement and Plan of Reorganization for the acquisition of Molecularware *
10.7 Agreement and Plan of Reorganization for the acquisition of Molecula *
10.8            Lease Agreement for KD Medical with Snowden First, LLC
23.1            Consent of De Joya & Company, Inc. (filed herein)
24.1            Power of Attorney (filed herein)
31.1            Certification pursuant of Chief Executive Officer to 18 U.S.C.
                Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.
31.2            Certification pursuant of Chief Financial Officer to 18 U.S.C.
                Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.
32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


*Documents previously filed with the SEC