Form 10QSB
period 2006-03-31
CALBATECH INC
filed 2006-05-08
CIK 1156293

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 000-33039

                                 CALBATECH, INC.
                                 ---------------
               (Exact name of Company as specified in its charter)

                Nevada                                   86-0932112
                ------                                   ----------
(State or jurisdiction of incorporation        (I.R.S. Employer or organization)
         Identification No.)

              15375 Barranca Parkway, Suite I-101, Irvine, CA 92618
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                   Company's telephone number: (949) 450-9910
                                               --------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 Par Value

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2006, the Company had 95,918,110 shares of common stock issued and outstanding.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets:
March 31, 2006 and December 31, 2005                                  F-1

Condensed Consolidated Statements of Operations:
Three Months Ended March 31, 2006 and 2005                            F-2

Condensed Consolidated Statements of Cash Flows:
Three Months Ended March 31, 2006 and 2005                            F-3

Notes to Condensed Consolidated Financial Statements:                 F-4 - F-15

Item 2.  Management's Discussion And                                  16
         Analysis Of Financial Condition
         And Results Of Operations

Part II - Other Information                                           29

Item 1.  Legal Proceedings                                            29

Item 2.  Changes In Securities And Use Of Proceeds                    29

Item 3.  Defaults Upon Senior Securities                              29

Item 4.  Submission Of Matters To A Vote Of Security Holders          29

Item 5.  Other Information                                            29

Item 6.  Exhibits And Reports On Form 8-K                             29

Signature                                                             31


Item 1. Financial Statements

                                                     CALBATECH, INC.
                                               CONSOLIDATED BALANCE SHEETS
                                                                                   Unaudited           Audited
                                                                                   March 31,         December 31,
                                                                                     2006                2005
                                                                                  ------------       ------------
                                                         ASSETS
CURRENT ASSETS:
  Cash                                                                            $    165,898       $    301,143
  Accounts receivable, net of allowance of $26,284 and $27,982, respectively           142,889            158,487
  Inventory                                                                            189,703            216,130
  Prepaid expenses                                                                      41,377             32,244
                                                                                  ------------       ------------
    Total current assets                                                               539,867            708,004
                                                                                  ------------       ------------

Fixed assets, net                                                                      155,934            160,876
                                                                                  ------------       ------------

Other assets:

  Prepaid interest                                                                      20,680             49,911
  Unamortized financing costs, net of accumulated amortization and
    write off of $224,884 and $177,296, respectively                                    72,116            119,704
                                                                                  ------------       ------------

    Total other assets                                                                  92,796            169,615
                                                                                  ------------       ------------
                                                                                  $    788,597       $  1,038,495
                                                                                  ============       ============
                                   LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued  expenses                                          $    795,293       $    860,690
  Capital leases payable                                                                29,920             16,511
  Notes payable - banks                                                                 19,892             18,280
  Notes payable, including $17,295 to related parties                                  555,906            573,506
  Settlement liability                                                                 583,631            572,188
  Convertible notes payable                                                             63,782             76,028
                                                                                  ------------       ------------
    Total current liabilities                                                        2,048,424          2,117,203
                                                                                  ------------       ------------

Long term debt, less current maturities:
  Capital leases payable                                                                43,467             59,605
  Derivative liability related to convertible debentures                             1,527,794          3,939,256
  Warrant liability related to convertible debentures                                  981,954            364,299
  Note payable to banks                                                                 28,903             31,361
  Convertible notes payable                                                            263,739            178,632
                                                                                  ------------       ------------
    Total long term liabilities                                                      2,845,857          4,573,153
                                                                                  ------------       ------------
Total liabilities                                                                    4,894,281          6,690,356
                                                                                  ------------       ------------

DEFICIENCY IN STOCKHOLDERS' EQUITY
  Preferred stock, par value $0.001 per share; 25,000,000 shares authorized;
    1,250,000 shares issued and outstanding as of March 31,
    2006 and December 31, 2005                                                           1,250              1,250
  Common stock, par value $0.001 per share;  200,000,000 shares authorized, 95,918,110 and 76,712,132 shares issued and outstanding as
    of March 31, 2006 and December 31, 2005, respectively                               95,918             76,712
  Common stock subscription                                                            169,000            169,000
  Additional paid in capital                                                         6,132,660          5,783,228
  Treasury stock, at cost                                                              (87,647)           (87,647)
  Accumulated deficit                                                              (10,416,865)       (11,594,404)
                                                                                  ------------       ------------
    Total deficiency in stockholders' equity                                        (4,105,684)        (5,651,861)
                                                                                  ------------       ------------
                                                                                  $    788,597       $  1,038,495
                                                                                  ============       ============


                                           CALBATECH, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                              Unaudited

                                                                    Three months ended March 31,
                                                                      2006               2005
                                                                -------------       -------------
REVENUES:
  Net sales                                                     $     412,567       $     314,820
  Cost of sales                                                      (195,095)            (81,515)
                                                                -------------       -------------
      Gross profit                                                    217,472             233,305
                                                                -------------       -------------

OPERATING EXPENSES:
  Selling and administrative                                          568,637             470,425
  Depreciation and amortization                                         6,053               7,018
                                                                -------------       -------------
    Total operating expenses                                          574,690             477,443
                                                                -------------       -------------


LOSS FROM OPERATIONS                                                 (357,218)           (244,138)

  Other income                                                          4,700               5,378
  Unrealized gain on adjustment of derivative and warrant
    liability to fair value of underlying securities                1,793,807                  --
  Interest expense, net                                              (263,750)            (31,690)
                                                                -------------       -------------

Net income (loss) before income taxes                               1,177,539            (270,450)


Income taxes                                                               --                  --
                                                                -------------       -------------

NET INCOME (LOSS)                                               $   1,177,539       $    (270,450)
                                                                =============       =============

Net income (loss) per common share-basic                        $        0.01       $       (0.01)
                                                                =============       =============

Net income (loss) per share-fully diluted                       $        0.01       $       (0.01)
                                                                =============       =============


Weighted average number of common shares outstanding-basic         86,669,385          35,021,609
                                                                =============       =============

Weighted average number of common shares outstanding-fully
diluted                                                           133,071,979          35,930,700
                                                                =============       =============


                                                CALBATECH, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   Unaudited


                                                                                   Three months ended March 31,
                                                                                      2006               2005
                                                                                   -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                  $ 1,177,539       $  (270,450)
  Adjustments to reconcile net loss to net cash used in operating activities:
Adjustments for depreciation and amortization                                           11,437            12,721
Common stock issued or subscribed in connection with services rendered                  37,750           223,302
Common stock issued for officer compensation                                           207,163                --
Common stock issued in settlement of debt                                              123,725            72,000
Accretion of convertible notes payable                                                  85,107                --

Unrealized gains on adjustment of derivative and warrant liability to
  fair value of underlying securities                                               (1,793,807)               --
Amortization and write off of financing costs                                           47,588                --
Amortization of prepaid interest                                                        29,231                --
    (Increase) decrease in:
Accounts receivable                                                                     15,598            (7,683)
Inventory                                                                               26,427          (144,392)
Prepaid expenses                                                                        (9,133)           12,309
    Increase (decrease) in:
Accounts payable and accrued expenses                                                  (65,397)           25,400
                                                                                   -----------       -----------
    Net cash used in operating activities                                             (106,772)          (76,793)
                                                                                   -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets                                                             (6,495)             (450)
                                                                                   -----------       -----------
   Net cash used in investing activities                                                (6,495)             (450)
                                                                                   -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net                                                 --            27,273
Advances from (to) shareholders                                                             --            47,000
Payment on notes payable and capital leases, net                                       (21,978)           (9,550)
                                                                                   -----------       -----------
   Net cash  used in financing activities                                              (21,978)           64,723
                                                                                   -----------       -----------

Net decrease in cash and cash equivalents                                             (135,245)          (12,520)
  Cash and cash equivalents at beginning of period                                     301,143            38,895
                                                                                   -----------       -----------
  Cash and cash equivalents at end of period                                       $   165,898       $    26,375
                                                                                   ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                         $     2,747       $    15,564
                                                                                   ===========       ===========
  Cash paid during the period for taxes                                                     --                --

Unrealized loss on adjustment of derivative and warrant liability to
fair value of underlying securities                                                $(1,793,807)      $        --
                                                                                   ===========       ===========
NON - CASH FINANCING ACTIVITIES:
  Common stock issued in exchange for services                                     $   244,913       $   223,302
                                                                                   ===========       ===========

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Calbatech Inc, (formerly Traffic Technology Inc.) ("Company") was organized on April 29, 2002 under the laws of the state of Nevada. The Company is focused on incubating life science based companies that are developing next generation products and technologies.

Company acquired Molecula Research Laboratories, LLC as a subsidiary in October, 2003. On December 31, 2005, Molecula Research Laboratories, LLC was dissolved in the state of Virginia. Calbatech incorporated Molecula, Inc. in the state of Nevada. Products and intellectual property of the dissolved LLC were transferred to Molecula, Inc in the state of Nevada. Molecula develops and sells numerous research reagents for cell transfection, DNA and RNA purification, protein expression, gene expression analysis and other innovative and fundamental products.

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

>From its inception through the date of these financial statements the Company has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of March 31, 2006, the Company has accumulated losses of $10,416,865.

                                 CALBATECH, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Molecularware, Inc., KD Medical and LifeStem, Inc. and its majority wholly owned subsidiary, Molecula, Inc .and that of Traffic Technology, Inc. with whom the Company merged. All significant inter-company transactions and balances have been eliminated in consolidation.

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

The total consideration paid was $257,666 and the significant components of the transaction are as follows:

                  Common stock retained by
                       traffic shareholders                     $   11,997
                  Excess of assets acquired over
                       liabilities assumed                       (211,997)
                  Treasury stock assumed                          (57,666)
                                                                ----------
                  Goodwill impaired                             $(257,666)
                                                                ==========

                                 CALBATECH, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

                                 CALBATECH, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

The total consideration paid was $1,460,638 and the significant components of the transaction are as follows:

                      Cash paid                                  $350,000
                      Excess of liabilities assumed over
                           assets acquired                        713,638
                      Debt issued                                 150,000
                      Common stock issued at acquisition           52,000
                      Obligation to issue additional shares
                           of common stock based on

                           operating performance                  195,000
                                                               ----------
                      Goodwill impaired                        $1,460,638
                                                               ==========

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 "SAB101 SAB104"). SAB 101 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectbility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Foreign Currency Translation

The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Assets and liabilities are translated at current exchange rates, and related revenue and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency translation gains and losses are included in the statement of operations. During 2006 and 2005 the Company did not have any foreign currency adjustments.

                                 CALBATECH, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Cash Equivalents

For the purpose of the accompanying financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market determined by average cost method. Inventories consist of products available for sale to distributors and customers.

Components of inventories as of March 31, 2006 and December 31, 2005 are as follows:

                                       March 31, 2006         December 31, 2005
                                       --------------         -----------------
Raw materials                                $145,225                  $180,429
Finished goods                                 44,478                    35,701
                                             --------                  --------
Total                                        $189,703                  $216,130
                                             ========                  ========
Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over their estimated useful lives of the assets.

The total depreciation expense for the three months ended March 31, 2006 and 2005 amounted to $11,437 and $12,271, respectively of which $5,384 and $5,703 is included in cost of goods sold for each respective period.

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

                                 CALBATECH, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur expenditures on research and product development for the three months ended March 31, 2006 and 2005, respectively.

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

                                 CALBATECH, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Net Income (Loss) per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"), specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Stock options, warrants and convertible debentures have been excluded as common stock equivalents in the diluted earnings per share for the three months ended March 31, 2005 because they are either anti dilutive, or their effect is not material. There is no effect on earnings per share information for the three months ended March 31, 2006 and 2005 relating to the adoption of this standard.

Liquidity

As shown in the accompanying financial statements, the Company used $106,772 and $76,793 cash in operating activities during the three months ended March 31, 2006 and 2005, respectively. The Company's total liabilities exceeded its total assets by $4,105,684 and $5,651,861 as of March 31, 2006 and December 31, 2005,
respectively.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At March 31, 2006 and December 31, 2005, allowance for doubtful accounts balance was $26,284 and $27,982, respectively.

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

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (continued)

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition. Management does not expect the adoption of these pronouncements to have a material impact on the Company's financial position or results of operations

On February 16, 2006 the Financial Accounting Standards Board (FASB) issued SFAS 155, "Accounting for Certain Hybrid Instruments," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made to the prior year's financial statements to conform to classifications presented in the current year.


NOTE B - NOTES PAYABLE

       Notes payable at March 31, 2006 and December 31, 2005 consists of the following:

                                 CALBATECH, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE B - NOTES PAYABLE (Continued)

                                               March 31, 2006        December 31, 2005
                                               --------------        -----------------
Note payable-State of Maryland, accrues
interest at 0% per annum, unsecured. In
accordance with a forbearance agreement, if
KD Medical defaults on any payments,
cumulative interest at 10% per annum will be
added. as of March 31, 2006, cumulative
amount of interest was $241,581                   $318,200                 $335,800

Notes payable-unsettled claims from
acquisition of Molecularware; accrues
interest at 12% per annum, unsecured               175,273                  175,273

Notes payable-settlement of outstanding
claims of Molecularware; accrues interest at
12% per annum, unsecured                            45,138                   45,138

Notes payables-shareholder, accrues interest
at 0% per annum, unsecured                          17,295                   17,295
                                                  --------                 --------
                                                   555,906                  573,506
Less: current maturities                          (555,906)                (573,506)
                                                 ----------                ---------
                                                 $     -0-                 $     -0-
                                                 ==========                =========

Calbatech agreed to issue up to $600,000 of convertible debentures to Molecularware to settle debts. The time frame for settling those debts and issuing convertible debentures was ninety days. As of March 31,, 2006, $45,138 was settled as in the form of debentures. $175,273 remains on Molecularware's books as non-settled, non-converted debt, and to date, there has not been a claim made to Molecularware for payment. The company has not been able to conclusively verify that such debt ever existed. The remaining $379,589 left from the balance of the $600,000 that Calbatech offered to use for settlement of debts has been extinguished through other means of payment.

NOTE C - NOTES PAYABLE - BANKS

Notes payable - banks at March 31, 2006 and December 31, 2005 consists of the following:

                                                   March 31,     December 31,
                                                     2006           2005
                                                   --------       --------
Bank term debt, guaranteed by its officers,
and bears interest at a rate of 9% per annum,
with monthly payments of $1,048 over five
years, maturing Oct, 2009                          $ 37,653       $ 38,757

Line of credit, guaranteed by its officers,
in the amount of $12,500 and bears interest
rate of 8.5% per annum. The credit line calls
for minimum payment of interest only                 11,142         10,884
                                                   --------       --------

                                                     48,795         49,641
Less: current portion                               (19,892)       (18,280)
                                                   --------       --------
                                                   $ 28,903       $ 31,361
                                                   ========       ========

                                 CALBATECH, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE D - CONVERTIBLE NOTES PAYABLE

A summary of convertible promissory notes payable at March 31, 2006 and December 31, 2005 is as follows:

                                                 March 31, 2006      December 31, 2005
                                                 --------------      -----------------
10% convertible debenture, with related
party, is payable on demand, unpaid
principal together with accrued and unpaid
interest is, at the option of the holder,
convertible into shares of the Company's
common stock at a time or conversion price
equal to fifty percent of the closing price
of the Company's common stock on the date of
conversion. The Company has recorded
$100,000 as a beneficial conversion
discount-interest expense during the year
ended December 31, 2003. In 2005, the note
was converted to a non-interest bearing
debenture.                                         $ 63,782              $ 76,028

10% convertible debenture with interest due
quarterly subject to certain conditions, due
three years from the date of the note. The
holder has the option to convert unpaid
principal to the Company's common stock at
the lower of (i) $0.14 or (ii) 50% of the
average of the three lowest intraday trading
prices for the common stock on a principal
market for the twenty days before, but not
including, conversion date. The Company
granted the note holder a security interest
in substantially all of the Company's assets
and intellectual property and registration
rights. (see below)                                 263,739               178,632
                                                  ---------              --------
                                                    327,521               254,660
Less: current maturities                            (63,782)              (76,028)
                                                  ---------              --------
                                                   $263,739              $178,632
                                                  ==========             ========

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

                                 CALBATECH, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE D - CONVERTIBLE NOTES PAYABLE (continued)


The accompanying financial statements comply with current requirements relating to warrants and embedded warrants as described in FAS 133, EITF 98-5 and 00-27, and APB 14 as follows:

         o The Company allocated the proceeds received between convertible debt and the detachable warrants based upon the relative fair market values on the dates the proceeds were received.
         o Subsequent to the initial recording, the increase in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the increase in the intrinsic value of the embedded derivative in the conversion feature of the convertible debentures are accrued as adjustments to the liabilities at December 31, 2005.
         o The expense relating to the increase in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included as an other comprehensive income item in the form of an unrealized interest expense arising from convertible financing on the Company's balance sheet.
         o Accreted principal of $263,739 and $178,632 as of March 31, 2006 and December 31, 2005, respectively.

The following table summarizes the various components of the convertible debentures as of March 31, 2006 and December 31, 2005:

                                                                  March 31, 2006    December 31, 2005
                                                                  --------------    -----------------
       Convertible debentures:                                        $  263,739          $   178,632
       Warrant liability                                                 981,954              364,299
       Derivative liability                                            1,527,794            3,939,256
                                                                      ----------          -----------
                                                                       2,773,487            4,482,187
       Cumulative adjustment of derivative and warrant
       liability to fair value                                         (509,748)          (2,303,555)
       Cumulative unrealized loss related to conversion
       of convertible note to common shares charged to
       interest expense                                                (861,325)            (737,600)
       Accretion of principal related to convertible
       debenture                                                       (263,739)            (178,632)
                                                                      ----------          -----------
       Total convertible debentures:                                  $1,138,675          $ 1,262,400
                                                                      ==========          ===========

NOTE E - CONVERTIBLE PREFERRED STOCK

On April 15, 2004, the Company issued 1,250,000 shares of Preferred Stock at a price of $0.20 per share to one entity. The Preferred Shares issued were convertible on a 1 to 1.5 basis of Preferred Shares to Common shares. These shares have not been converted as of March 31, 2006.

NOTE F - COMMON STOCK

In January 2006, the Company issued 5,960,000 shares of common stock in exchange for convertible notes payable of $67,694.

In February 2006, the Company issued 4,534,446 shares of common stock in exchange for convertible notes payable of $56,030.

In March 2006, the Company issued 8,286,532 shares of common stock for officer's prior year's compensation, at $0.025 per share, which represented the value of the services received and which did not differ materially from the value of the stock when services were rendered.

                                 CALBATECH, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE F - COMMON STOCK (continued)


In March 2006, the Company issued 400,000 shares of common stock for services rendered at $0.09 per share, which represents the value of the services received and which did not differ materially from the value of the stock issued.

In March 2006, the Company issued 25,000 shares of common stock for services rendered at $0.07 per share, which represents the value of the services received and which did not differ materially from the value of the stock issued.

NOTE G - RELATED PARTY TRANSACTIONS

>From time to time the Company's officers and shareholders advance funds to the Company. The notes payable-related parties balance outstanding was $17,295 as of March 31, 2006 and December 31, 2005, respectively. No formal arrangements or repayment terms exist.

NOTE H - DEFAULT LIABILITY

As of March 31, 2006, a default liability totaling $583,631, including accrued interest at statutory rates, existed against the Corporation's subsidiary, KD Medical, Inc. The Company will contest any attempt to enforce said default.


NOTE I- GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, as of March 31, 2006, the Company incurred accumulated losses of $10,416,865. The Company's current liabilities exceeded its current assets by $1,508,557 as of March 31, 2006. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its services and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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


General Overview
----------------

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

Revenues
--------

CalbaTech has generated revenues of $412,567 from operations for the three months ended March 31, 2006, compared to $314,820 for the three months ended March 31, 2005. The Company anticipates that revenues will continue to increase significantly from operations in the coming year for the following reasons: 1) The Company's subsidiaries, Molecula and KD Medical, have moved into one facility to more efficiently capitalize on their synergistic operations; 2) Marketing efforts were coordinated to take advantage of common markets between Molecula and KD; 3) Redundancies in the management teams of the two companies were eliminated; 4) KD and Molecula will be moving into a new facility that has two validated Class 100 clean rooms and a complete quality control laboratory that will be used in two ways to grow revenues. The first clean room will be used to increase the manufacturing capabilities of the KD Medical product offerings, to manufacture a higher quality of product, and to expand the current custom product offerings to the NIH as well as major universities and pharmaceutical companies. The second clean room will be used by KD Medical to perform contract research for the many pharmaceutical companies in the region;
5) KD will also experience growth and greater profitability due to a recent agreement with a large company to OEM some of KD's products, which will allow many of KD's media products to be produced at a savings to KD and be of better quality. This will allow KD to more aggressively sell these products, entering markets that were previously unavailable due to cost competitiveness, resulting in a significant increase in revenues and profitability; and 6) The Company anticipates the launch of LifeStem's stem cell MicroBank in June, which the Company believes will lead to significant additional revenue.

Cost of revenues consists of direct manufacturing costs and applied overhead expenses for the research reagent business, as well as labor costs associated with its service revenue. Cost of revenues as a percentage of net revenues were 47% for the three months ended March 31, 2006, up from 26% for the same period in 2005. The increase in the cost of goods sold percentage reflects the different product mix that the Company has since the acquisition of KD Medical in November 2004. Furthermore, the cost of goods sold percentage will fluctuate from quarter to quarter because absorbed overhead increases when volume is decreasing and because labor ratios are less than optimized in manufacturing processes when revenues are lower. As revenues increases, cost of goods sold as a percentage of revenue should become more and more favorable for the company.

Costs and Expenses
------------------

Total operation expenses increased to $574,690 for the three months ended March 31, 2006 from $477,443 in the same period in 2005. This was due primarily to costs associated with the convertible debt financing the Company received in the second quarter of 2005, of which the majority was related to an interest expense of $247,320. Otherwise, overall operational expenses for the three months ended March 31, 2006 were $143,108, or 30% lower than for the same period in 2005.

Net Income
----------

Due primarily to an unrealized gain on adjustment of derivative and warrant liability to fair value of underlying securities relating to the convertible notes it obtained in 2005, the Company realized Net Income for the three months ended March 31, 2006 of $1,177,539 as compared to a net loss of $270,450 for the same period in 2005. Operationally, the Company believes that increased revenues and profitability generated by KD Medical, continued growth and new profitability of Molecula, along with the Stem Cell Microbank(TM) sales from LifeStem will result in a net profit for 2006.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2006, CalbaTech had current assets of cash, accounts receivable, and inventory totaling $539,867, and total assets of $788,597. These numbers compare to current assets of $708,004 and total assets of $1,038,495 as of December 31, 2005. As a result of our operating losses, for the three months ended March 31, 2006, we generated a cash flow deficit of $106,772 from operating activities. The Company has used its working capital to finance ongoing operations and the development and marketing of its products.

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

The independent auditors report on the Company's and CalbaTech's December 31, 2005 financial statements included in this Form states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern. Nevertheless, through the raising of capital resources and by adjusting its operations and development to the level of capitalization , management belives it has sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

INTRODUCTION
------------

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

Additionally, it is anticipated that KD will move into its new state-of-the-art ISO 9002 certified and FDA compliant facility featuring two class 100 clean rooms by the end of May 2006. It is believed that this new facility will provide additional growth opportunities to KD, not only in expanding product lines to existing customers but by providing contract manufacturing and leasing opportunities to pharmaceutical companies.

Finally, KD will also experience growth and greater profitability due to a recent agreement with a large company to OEM some of KD's products, which will allow many of KD's media products to be produced at a savings to KD and be of better quality. This will allow KD to more aggressively sell these products, entering markets that were previously unavailable due to cost competitiveness, resulting in a significant increase in revenues and profitability

FINANCIAL PROJECTIONS

The Reagents Division has two companies with combined 2005 revenues of approximately $1.225 Million in gross revenues. With first quarter revenues of $370,216, CalbaTech believes that combined revenues within the division will be $1.5 Million in 2006. Within three years, it is anticipated that revenues will grow to $5 Million.

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

Stem Cell MicroBank(TM) Service
-------------------------------

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

Delivery Devices
----------------

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

Clinical Applications
---------------------

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

Implementation of the strategy immediately generates expanded opportunities for cross marketing such that the new portfolio of products and technologies can generate an accelerated revenue stream while minimizing marketing costs. Additionally, an infrastructure has been built that enables the "plug-in" of new products or brands.

The keys to realizing the potential of the complementary products are:
----------------------------------------------------------------------

o        The customers for one product are also potential customers for another;
o        Exposure to one product results in exposure to the others;
o Brand recognition of each product line is retained and leveraged to expose loyal customers to the other brands;
o The internet and electronic marketing facilitate this much more than "traditional" marketing; and
o        Joint promotions linking brands and/or product lines.

Leveraging Brand Recognition and Existing Customer Base
-------------------------------------------------------

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

Electronic Marketing
--------------------

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

Inflation
---------

In the opinion of management, inflation has not had a material effect on the operations of the Company.

Cautionary Factors that may Affect Future Results
-------------------------------------------------

We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

Trends, Risks and Uncertainties
-------------------------------

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

Limited operating history; anticipated losses; uncertainly of future results
----------------------------------------------------------------------------

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

Management of Growth
--------------------

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

Risks associated with acquisitions
----------------------------------

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

Liquidity and Working Capital Risks; Need for Additional Capital to
-------------------------------------------------------------------
Finance Growth and Capital Requirements
---------------------------------------

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

Potential fluctuations in quarterly operating results
-----------------------------------------------------

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

Dependence Upon Management
--------------------------

Our future performance and success is dependant upon the efforts and abilities of our Management. To a very significant degree, we are dependent upon the continued services of James DeOlden, Edward Deese and John Gordon, our founders and Directors. If we lost the services of Mr. DeOlden, Mr. Deese or Dr. Gordon or other key employees before we could get a qualified replacement, that loss could materially adversely affect our business. We currently maintain key man life insurance on the lives of Mr. DeOlden and Mr. Deese in the amounts of $3,000,000 and $2,842,000 respectively.

Lack of Independent Directors
-----------------------------

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

Limitation of Liability and Indemnification of Officers and Directors
---------------------------------------------------------------------

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

Continued Control by Current Officers and Directors
---------------------------------------------------

As of May 1, 2006, the present officers and directors own approximately 25% of the outstanding shares of Common Stock, and therefore are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of the Company, the appointment of officers, and the determination of officers' salaries. Shareholders have no cumulative voting rights.

Delays in the Introduction of Our Products or Services
------------------------------------------------------

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

Dependence on Independent Parties to Produce our Products
---------------------------------------------------------

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

Government Regulation and Legal Uncertainties
---------------------------------------------

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

Limited Market Due To Penny Stock
---------------------------------

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

A corporation has lodged a claim against K-D Medical, Inc., one of the Company's subsidiaries, in such that it claims to have a judgment of $572,188 against K-D Medical, Inc., inclusive of interest. The Company intends to take all steps necessary to contest the validity of such claim on behalf of K-D Medical, Inc. if and when such a formal claim is made.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.
---------------------------------

The Registrant had no sales of unregistered securities during the three-month period ending March 31, 2006 other than disclosed within this Form 10QSB, and in particular, Notes B and C to the Financial Statements.

Use of Proceeds.
----------------

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three-month period ending March 31, 2006 other than as disclosed herein.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Reports on Form 8-K. No reports on Form 8-K were filed during the three-month period covered in this Form 10-QSB other than disclosed below, or as filed in our Form 10-KSB for 2005.

     (b) Exhibits. Exhibits included or incorporated by reference herein: See
         Exhibit Index.

                                  EXHIBIT INDEX
Exhibit No.     Description
-----------     -----------

2.1               Articles of Incorporation*
2.1.1 Articles of Amendment to Articles of Incorporation, dated September 16, 1998*
2.1.2             Articles of Amendment dated March 20, 2003*
2.1.3             Articles of Merger dated March 20, 2003 for redomicile*
2.1.3.1           Merger Agreement underlying Articles of Merger for redomicile*
2.1.4 Articles of Merger dated March 20, 2003 for merger of subsidiary, CalbaTech, Inc., into Parent, Traffic Technology, Inc. with name change to CalbaTech, Inc. post merger *
2.1.4.1 Merger Agreement underlying Articles of Merger for merger of Subsidiary and Parent and concurrent name change *
2.2               Bylaws of Traffic Technology, Inc., a Nevada Corporation *
6.1 Consulting Agreement with Pinnacle West Capital Corporation, dated May 30, 2000*
6.2               Distributor Agreement with Layton Solar, dated April 3, 2000*
6.2.1             Amendment to Distributor Agreement with Layton Solar, dated
                  August 24, 2000*
6.3               Distributor Agreement with IMS Industries, dated March 17,
                  2000*
6.4 Distributor Agreement with Taiwan Signal Technologies Co., dated June 30, 2000*
6.5 Distributor Agreements with Artflex, Sinalizacao and Viaria Ltd., dated August 7, 2000*
6.6               Distributor Agreement with Supremetech Engineering Co., dated
                  August 15, 2000*
6.7 Consulting Service Agreement for LED Traffic Signal Technology Transfer and Licensing with JCI Group, Inc. (China), dated January 8, 2001*
6.8 LED Single Lens Traffic Signal Technology Transfer and Consulting Service Agreement with JCI Group, Inc. Japan), dated April 25, 2001*
6.9               Form of Distributor Agreement (United States)*
10.1              Employment Agreement for James DeOlden *
10.2              Employment Agreement for Edward Deese *
10.3              Employment Agreement for John Gordon *
10.4              Employment Agreement for David Killen *
10.5              Asset Purchase Agreement (Zoval Enterprises) *
10.6 Agreement and Plan of Reorganization for the acquisition of MolecularWare *
10.7 Agreement and Plan of Reorganization for the acquisition of Molecula *
10.8              Indemnification Agreement - James DeOlden *
10.9              Indemnification Agreement - Edward Deese *
10.10             Indemnification Agreement - John Gordon *
24.1              Power of Attorney (filed herein)
31.1 Certification of President and Chief Executive Officer pursuant to Rules 13A-14 and 15D-14 of the Securities Exchange Act of 1934.
31.2 Certification of Principal Accounting Officer pursuant to Rules 13A-14 and 15D-14 of the Securities Exchange Act of 1934.
32.1              Certification pursuant of Chief Executive Officer to 18 U.S.C.
                  Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.
32.2              Certification pursuant of Chief Financial Officer to 18 U.S.C.
                  Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.

*Documents previously filed with the SEC

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:





Signature                               Title                           Date
================================================================================

/s/ James DeOlden               CEO/Secretary/Director               May 2, 2006


James DeOlden
================================================================================

/s/Edward Deese                 President/Treasurer/Director         May 2, 2006


Edward Deese
================================================================================

/s/John Gordon, PhD             Vice-President/CTO/Director          May 2, 2006


John Gordon, PhD
================================================================================