Form 10QSB
period 2006-06-30
CALBATECH INC
filed 2006-08-14
CIK 1156293

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 000-33039

                                 CALBATECH, INC.
                                 ---------------
               (Exact name of Company as specified in its charter)

                  Nevada                             86-0932112
                  ------                             ----------
        (State or jurisdiction          (I.R.S. Employer or organization
           of incorporation                     Identification No.)

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2006, the Company had 95,918,110 shares of common stock issued and outstanding.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets:
June 30, 2006 and December 31, 2005

Condensed Consolidated Statements of Operations:
Three and Six Months Ended June 30, 2006 and 2005

Condensed Consolidated Statements of Cash Flows:
Six Months Ended June 30, 2006 and 2005

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission Of Matters To A Vote Of Security Holders

Item 5.  Other Information

Item 6.  Exhibits And Reports On Form 8-K

Signature

Item 1. Financial Statements

                                 CALBATECH, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                             Unaudited        Audited
                                                            ------------    ------------
                                                              June 30,      December 31,
                                                                2006            2005
                                                            ------------    ------------
                                     ASSETS
CURRENT ASSETS:
  Cash                                                      $     35,663    $    301,143
  Accounts receivable, net of allowance of
    $20,673 and $27,982, respectively                            135,455         158,487
  Inventory                                                      141,027         216,130
  Prepaid expenses                                                32,651          32,244
                                                            ------------    ------------
    Total current assets                                         344,796         708,004
                                                            ------------    ------------
Fixed assets, net                                                144,464         160,876
                                                            ------------    ------------

Other assets:
  Prepaid interest                                                    --          49,911
  Unamortized financing costs, net of accumulated
     amortization and write off of $232,687 and
     $177,296, respectively                                       64,314         119,704
                                                            ------------    ------------

    Total other assets                                            64,314         169,615
                                                            ------------    ------------
                                                            $    553,574    $  1,038,495
                                                            ============    ============

               LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued  expenses                    $    832,860    $    860,690
  Capital leases payable                                          35,210          16,511
  Notes payable - banks                                           19,357          18,280
  Notes payable, including $17,295 to related parties            530,306         573,506
  Settlement liability                                           595,304         572,188
  Convertible notes payable                                       59,700          76,028
                                                            ------------    ------------
    Total current liabilities                                  2,072,737       2,117,203
                                                            ------------    ------------

Long term debt, less current maturities:
  Capital leases payable                                          35,609          59,605
  Derivative liability related to convertible debentures       2,716,611       3,939,256
  Warrant liability related to convertible debentures            613,721         364,299
  Note payable to banks                                           26,389          31,361
  Convertible notes payable                                      358,369         178,632
                                                            ------------    ------------
    Total long term liabilities                                3,750,699       4,573,153
                                                            ------------    ------------
Total liabilities                                              5,823,436       6,690,356
                                                            ------------    ------------

DEFICIENCY IN STOCKHOLDERS' EQUITY
  Preferred stock, par value $0.001 per share;
     25,000,000 shares authorized; 1,250,000 shares
        issued and outstanding as of June 30, 2006
        and December 31, 2005                                      1,250           1,250
  Common stock, par value $0.001 per share;
     200,000,000 shares authorized, 95,918,110 and
     76,712,132 shares issued and outstanding as
     of June 30, 2006 and December 31, 2005, respectively         95,918          76,712
  Common stock subscription                                      169,000         169,000
  Additional paid in capital                                   6,132,659       5,783,228
  Treasury stock, at cost                                        (87,647)        (87,647)
  Accumulated deficit                                        (11,581,042)    (11,594,404)
                                                            ------------    ------------
    Total deficiency in stockholders' equity                  (5,269,862)     (5,651,861)
                                                            ------------    ------------
                                                            $    553,574    $  1,038,495
                                                            ============    ============



                                                 CALBATECH, INC.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    Unaudited

                                                           Three months ended June 30,       Six months ended June 30,
                                                             2006             2005             2006              2005
                                                         -------------    -------------    -------------    -------------
                                                                      Restated-See Note J                 Restated-See note J
REVENUES:
  Net sales                                              $     242,555    $     310,525    $     655,122    $     625,345
  Cost of sales                                                (37,178)        (180,860)        (232,273)        (210,199)
                                                         -------------    -------------    -------------    -------------
      Gross profit                                             205,377          129,665          422,849          415,146
                                                         -------------    -------------    -------------    -------------

OPERATING EXPENSES:
  Selling and administrative                                   397,857          490,762          966,494        1,014,036
  Depreciation and amortization                                  6,054            7,067           12,107           13,412
                                                         -------------    -------------    -------------    -------------
    Total operating expenses                                   403,911          497,829          978,601        1,027,448
                                                         -------------    -------------    -------------    -------------

LOSS FROM OPERATIONS                                          (198,534)        (368,164)        (555,752)        (612,302)

  Other income                                                   3,000            4,925            7,700           10,303
  Unrealized gain/(loss) on adjustment of derivative
     and warrant liability to fair value of underlying
        securities                                            (820,583)      (1,495,704)         973,224       (1,495,704)
  Interest expense, net                                       (148,059)         (91,505)        (411,809)        (123,195)
                                                         -------------    -------------    -------------    -------------

Net Income (loss) before income taxes                       (1,164,176)      (1,950,448)          13,363       (2,220,898)

Income taxes                                                        --               --               --               --
                                                         -------------    -------------    -------------    -------------

NET INCOME (LOSS)                                        $  (1,164,176)   $  (1,950,448)   $      13,363    $  (2,220,898)
                                                         =============    =============    =============    =============

Net income (loss) per common share-basic                 $       (0.01)   $       (0.05)   $        0.00    $       (0.06)
                                                         =============    =============    =============    =============

Net income per common share-fully diluted                                                  $        0.00
                                                                                           =============

Weighted average number of common shares
   outstanding-basic                                        95,918,110       37,139,571       91,334,214       36,086,441
                                                         =============    =============    =============    =============
Weighted average number of common shares
   outstanding-fully diluted                                                                 179,520,386
                                                                                           =============




                                         CALBATECH, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            Unaudited


                                                                Six months ended June 30,
                                                                   2006          2005
                                                               -----------    -----------
                                                                           Restated-See Note J
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                              $    13,363    $(2,220,898)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
Adjustments for depreciation and amortization                       22,907         21,785
Disposal of fixed asset                                                 --          1,094
Common stock issued or subscribed in connection
   with services rendered                                           37,750        270,430
Common stock issued for officer compensation                       207,163        198,456
Common stock issued in settlement of debt                          123,725         72,000
Accretion of convertible notes payable                             179,737         27,763
Unrealized losses (gains) on adjustment of
   derivative and warrant liability to fair
   value of underlying securities                                 (973,224)     1,495,704
Amortization and write off of financing costs                       55,391          5,320
Amortization of prepaid interest                                    49,911          8,222
    (Increase) decrease in:
Accounts receivable                                                 23,032         11,824
Inventory                                                           75,103         (3,642)
Prepaid expenses                                                      (407)        12,309
    Increase (decrease) in:
Accounts payable and accrued expenses                              (27,831)      (216,555)
                                                               -----------    -----------
    Net cash used in operating activities                         (213,380)      (316,188)
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets                                         (6,495)        (2,834)
                                                               -----------    -----------
   Net cash used in investing activities                            (6,495)        (2,834)
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net                             --         97,273
Advances from (to) shareholders                                         --        (89,419)
Proceeds (payments) on notes payable and capital leases, net       (45,605)       467,042
                                                               -----------    -----------
   Net cash provided by financing activities                       (45,605)       474,896
                                                               -----------    -----------

Net decrease in cash and cash equivalents                         (265,480)       155,874
  Cash and cash equivalents at beginning of period                 301,143         38,895
                                                               -----------    -----------
  Cash and cash equivalents at end of period                   $    35,663    $   194,769
                                                               ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                     $     9,443    $    15,564
                                                               ===========    ===========

  Cash paid during the period for taxes                                 --             --

NON - CASH FINANCING ACTIVITIES:
  Common stock issued in exchange for services                 $   244,913    $   270,430
                                                               ===========    ===========


                                               5

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

The Company also through its subsidiary - KD Medical, manufactures and distributes microbiological culture media and other research regents. KD Medical's products are used in genetic engineering, drug discovery, molecular biology labs and biopharmaceutical production.

The Company also through its subsidiary - LifeStem, Inc is positioning itself to become a leading supplier of "Cellular Logistics" by providing services and technologies to facilitate the efficient acquisition and delivery of purified adult stem cells, development of stem cell delivery devices for clinical applications and clinical applications of specific stem cell based therapies.

From its inception through the date of these financial statements the Company has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of June 30, 2006, the Company has accumulated losses of $11,581,042.

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

The total consideration paid was $713,828 and the significant components of the transaction are as follows:

                      Common stock issued                        $137,700
                      Convertible debt issued                     600,000
                      Excess of assets acquired over
                           liabilities assumed                    (23,872)
                                                                 ---------

                      Goodwill impaired                          $713,828
                                                                 =========


In October 2003, the Company acquired Molecula Research Laboratories, LLC (Molecula), Herndon, Virginia, a leading company in gene silencing technologies for gene and protein function studies by acquiring one hundred percent of the shares of the company which was held by the CEO of the company. The Company issued 500,000 shares of common stock valued at $200,000 for acquisition.

The total consideration paid was $255,158 and the significant components of the transaction are as follows:

                      Common stock issued                        $200,000
                      Excess of liabilities assumed over
                           assets acquired                         55,158
                                                                 ---------

                      Goodwill impaired                          $255,158
                                                                 =========

In November 2004, the Company acquired KD Medical, Columbia, Maryland, a leading manufacturer of microbiological culture media and other research reagents. The Company paid $350,000 in cash, 200,000 shares of common stock valued at $52,000 and incurred an obligation to pay an additional $150,000 by November, 2005. Additionally, the Company is obligated to issue up to 750,000 shares of common stock valued at $195,000 should KD Medical's revenue exceed $1,000,000 and achieve earnings of $10,000 before interest and taxes for the year ended December 31, 2004 (500,000 and 250,000 shares of common stock, respectively).

                                 CALBATECH, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

The total consideration paid was $1,460,638 and the significant components of the transaction are as follows:

                      Cash paid                                  $350,000
                      Excess of liabilities assumed over
                           assets acquired                        713,638
                      Debt issued                                 150,000
                      Common stock issued at acquisition           52,000
                      Obligation to issue additional shares
                           of common stock based on
                           operating performance                  195,000
                                                               -----------

                      Goodwill impaired                        $1,460,638
                                                               ===========

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

Components of inventories as of June 30, 2006 and December 31, 2005 are as follows:

                                             June 30,2006    December 31, 2005
                                             ------------    -----------------
Raw materials                                 $100,669           $180,429
Finished goods                                  40,358             35,701
                                              ---------          ---------
Total                                         $141,027           $216,130
                                              =========          =========

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over their estimated useful lives of the assets.

The total depreciation expense for the three and six months ended June 30, 2006 amounted to $11,438 and $22,907 for 2006 and $9,064 and $21,785 for 2005,
respectively. For the three and six months ended June 30, 2006, $5,384 and $10,800 is included in cost of goods sold for each respective period. For the three and six months ended June 30, 2005; $7,381 and 8,373 is included in the cost of goods sold for each respective period.

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

                                 CALBATECH, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur expenditures on research and product development for the six months ended June 30, 2006 and 2005, respectively.

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

Stock Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement
123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123(R). This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company had to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. The Company does not have any outstanding employee stock options as of June 30, 2006.

                                 CALBATECH, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Net Income (Loss) per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"), specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Stock options, warrants and convertible debentures have been excluded as common stock equivalents in the diluted earnings per share for the three and six months ended June 30, 2006 because they are either anti dilutive, or their effect is not material. There is no effect on earnings per share information for the three and six months ended June 30, 2006 and 2005 relating to the adoption of this standard.

Liquidity

As shown in the accompanying financial statements, the Company used $213,379 and $316,188 cash in operating activities during the six months ended June 30, 2006 and 2005, respectively. The Company's total liabilities exceeded its total assets by $5,269,862 and $5,651,861 as of June 30, 2006 and December 31, 2005,
respectively.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At June 30, 2006 and December 31, 2005, allowance for doubtful accounts balance was $20,673 and $27,982, respectively.

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

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

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

NOTE B - NOTES PAYABLE

       Notes payable at June 30, 2006 and December 31, 2005 consists of the following:

                                                                                   June 30,     December
                                                                                     2006       31, 2005
                                                                                   ---------    ---------
Note payable-State of Maryland, accrues interest at 0% per annum, unsecured.  In accordance with a forbearance agreement, if KD Medical defaults on any payments, cumulative interest at 10% per annum will be added. As of June 30, 2006,
cumulative amount of interest was $248,896                                         $292,600     $335,800

Notes payable-unsettled claims from acquisition of Molecularware; accrues
interest at 12% per annum, unsecured                                                175,273      175,273

Notes payable-settlement of outstanding claims of Molecularware; accrues
interest at 12% per annum, unsecured                                                 45,138       45,138

Notes payables-shareholder, accrues interest at 0% per annum, unsecured              17,295       17,295
                                                                                   ---------    ---------
                                                                                    530,306      573,506
Less: current maturities                                                           (530,306)    (573,506)
                                                                                   ---------    ---------
                                                                                   $     -0-    $     -0-
                                                                                   =========    =========



Calbatech agreed to issue up to $600,000 of convertible debentures to Molecularware to settle debts. The time frame for settling those debts and issuing convertible debentures was ninety days. As of June 30, 2006, $45,138 was settled as in the form of debentures. $175,273 remains on Molecularware's books as non-settled, non-converted debt, and to date, there has not been a claim made to Molecularware for payment. The company has not been able to conclusively verify that such debt ever existed. The remaining $379,589 left from the balance of the $600,000 that Calbatech offered to use for settlement of debts has been extinguished through other means of payment.

                                 CALBATECH, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE C - NOTES PAYABLE - BANKS

Notes payable - banks at June 30, 2006 and December 31, 2005 consists of the following:

                                                                 June 30,        December 31,
                                                                   2006             2005
                                                                 ---------        ---------
         Bank term debt, guaranteed by its officers, and
         bears interest at a rate of 9% per annum, with
         monthly payments of $1,048 over five
         years, maturing Oct, 2009                               $ 34,915         $ 38,757

         Line of credit, guaranteed by its officers,
         in the amount of $12,500 and bears interest
         rate of 8.5% per annum. The credit line calls
         for minimum payment of interest only                      10,831           10,884
                                                                 ---------        ---------

                                                                   45,746           49,641
         Less: current portion                                    (19,357)         (18,280)
                                                                 ---------        ---------

                                                                 $ 26,389         $ 31,361
                                                                 =========        =========

NOTE D - CONVERTIBLE NOTES PAYABLE

A summary of convertible promissory notes payable at June 30, 2006 and December
31, 2005 is as follows:

                                                                 June 30,       December 31,
                                                                   2006             2005
                                                                 ---------        ---------
10% convertible debenture, with related party, is
payable on demand, unpaid principal together with
accrued and unpaid interest is, at the option of the
holder, convertible into shares of the Company's
common stock at a time or conversion price equal to
fifty percent of the closing price of the Company's
common stock on the date of conversion. The Company
has recorded $100,000 as a beneficial conversion
discount-interest expense during the year ended
December 31, 2003. In 2005, the note was converted
to a non-interest bearing debenture.                             $ 59,700         $ 76,028

10%   convertible   debenture   with   interest  due
quarterly subject to certain  conditions,  due three
years  from the date of the  note.  The  holder  has
the  option  to  convert  unpaid  principal  to  the
Company's  common stock at the lower of (i) $0.14 or
(ii)  50%  of  the  average  of  the  three   lowest
intraday  trading  prices for the common  stock on a
principal  market for the twenty  days  before,  but
not   including,   conversion   date.   The  Company
granted  the note  holder  a  security  interest  in
substantially   all  of  the  Company's  assets  and
intellectual  property and registration rights. (see
below)                                                            358,369          178,632
                                                                 ---------        ---------
                                                                  418,069          254,660
Less: current maturities                                          (59,700)         (76,028)
                                                                 ---------        ---------
                                                                 $358,369         $178,632
                                                                 =========        =========

                                       15

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

         o Subsequent to the initial recording, the increase in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula are accrued as adjustments to the liabilities at December 31, 2005.

         o Accreted principal of $358,369 and $178,632 as of June 30, 2006 and December 31, 2005, respectively.

The following table summarizes the various components of the convertible debentures as of June 30, 2006 and December 31, 2005:

                                                               June 30,     December 31,
                                                                 2006           2005
                                                             -----------    -----------
       Convertible debentures:                               $   358,369    $   178,632
       Warrant liability                                         613,721        364,299
       Derivative liability                                    2,716,611      3,939,256
                                                             -----------    -----------
                                                               3,688,701      4,482,187
       Cumulative adjustment of derivative and warrant
       liability to fair value                                (1,330,332)    (2,303,555)
       Cumulative unrealized loss related to conversion
       of convertible note to common shares charged to
       interest expense                                         (861,325)      (737,600)
       Accretion of principal related to convertible
       debenture                                                (358,369)      (178,632)
                                                             -----------    -----------

       Total convertible debentures:                         $ 1,138,675    $ 1,262,400
                                                             ===========    ===========

                                 CALBATECH, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

NOTE G - RELATED PARTY TRANSACTIONS

From time to time the Company's officers and shareholders advance funds to the Company. The notes payable-related parties balance outstanding was $17,295 as of June 30, 2006 and December 31, 2005, respectively. No formal arrangements or repayment terms exist.

NOTE H - DEFAULT LIABILITY

As of June 30, 2006, a default liability totaling $595,304, including accrued interest at statutory rates, existed against the Corporation's subsidiary, KD Medical, Inc. The Company will contest any attempt to enforce said default.

NOTE I- GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, as of June 30, 2006, the Company incurred accumulated losses of $11,581,042. The Company's current liabilities exceeded its current assets by $1,727,940 as of June 30, 2006. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

                                 CALBATECH, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE I- GOING CONCERN MATTERS (continued)

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

NOTE J-RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS

During 2006, it was determined the correct application of accounting principles had not been applied in the second quarter of 2005 accounting for convertible debentures and detachable warrants (See note D above).

The original accounting for the debentures and detachable warrants, the Company recognized an imbedded beneficial conversion feature present in the convertible note and allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. Accordingly, the proceeds attributed to the common stock, convertible debt and warrants have been restated to reflect the relative fair value method.

The accounting principles on the aforementioned transactions are currently reflected in the accompanying June 30, 2006 financial statements in accordance with SFAS 154. The necessary corrections to apply the impact to the previously issued June 30, 2005 financial statements are as follows:

For the six months ended June 30, 2005:


                                               June 30, 2005          June 30, 2005        Amount increase
                                            financial statement    financial statement    (decrease) in June
                                             balance prior to        post restatement     30, 2005 financial
                                                restatement                                   statements

Net (loss)                                       $(724,537)          $(2,220,898)          $(1,496,361)

Loss per share-basic and fully diluted           $   (0.02)          $     (0.06)          $     (0.04)


For the three months ended June 30, 2005:

                                               June 30, 2005          June 30, 2005        Amount increase
                                            financial statement    financial statement    (decrease) in June
                                             balance prior to        post restatement     30, 2005 financial
                                                restatement                                   statements
Net (loss)                                       $(454,087)          $(1,950,448)          $(1,496,361)


Loss per share-basic and fully diluted           $   (0.01)          $     (0.05)          $      (0.4)

                                 CALBATECH, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE J-RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS (continued)

The resulting effects on the prior period adjustments on the June 30, 2005 cash flows by area are as follows:



                                   June 30, 2005 cash    June 30, 2005 cash flow        Amount increase
                                     flow statement          statement post         (decrease) in June 30,
                                    balance prior to           restatement         2005 cash flow statement
                                       restatement             -----------         ------------------------
                                       -----------

Net cash from operating activities     $(316,188)              $(316,188)                  $      -


Net cash from investing activities        (2,834)                 (2,834)                         -


Net cash from financing activities       474,896                 474,896                    399,238

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

Revenues
--------

CalbaTech has generated revenues of $655,122 from operations for the six months ended June 30, 2005, compared to $625,345 for the six months ended June 30, 2005. For the three months ended June 30, 2006, CalbaTech has generated revenues of $242,555 as compared to $310,525 for the three months ended June 30, 2005. The decrease in this period was due to a period of down-time during KD Medical and Molecula's move into their new operating facility. Nevertheless, revenues have increased five percent for the year to date and the Company anticipates that revenues will continue to increase from operations in the coming year, specifically now that the move has been completed. Other reasons for the expected increase the two validated Class 100 clean rooms and a complete quality control laboratory in the new facility that will be used in two ways to grow revenues. The first clean room will be used to increase the manufacturing capabilities of the KD Medical product offerings, to manufacture a higher quality of product, and to expand the current custom product offerings to the NIH as well as major universities and pharmaceutical companies. The second clean room will be used by KD Medical to locate contract research contracts to perform for the many pharmaceutical companies in the region. Additionally, KD Medical will continue to benefit from an arrangement with a large company which produces much of the media used in KD's products. The OEM company is producing many of KD's media products at a cost lower than KD's cost. This should allow KD to more aggressively sell these products, entering markets that were previously unavailable due to cost competitiveness, resulting in an increase in revenues and profitability.

Finally, LifeStem anticipates launching its Stem Cell MircoBank Service on August 15th, 2006. LifeStem has initially concentrated on medspa locations in Southern California. At a recent meeting of all of the current Solana Medspas, a large number of the medspas outside of California expressed enthusiasm as to being able to carry LifeStem's service outside of California and LifeStem is working to make that happen more rapidly than originally anticipated. As such, the Stem Cell MicroBank Service will be initially rolled out in California and then quickly move to other states such as Florida, New York and North Carolina. LifeStem is projecting $3,858,000 in revenues in the first twelve months of operation and $26,275,000 during the second twelve months of operation.

Cost of revenues consists of direct manufacturing costs and applied overhead expenses for the research reagent business, as well as labor costs associated with its service revenue. Cost of revenues as a percentage of net revenues were 15% for the three months ended June 30, 2006, down from 58% for the same period in 2005. For the six months ended June 30, 2006 the cost or revenues were 35% as compared to 34% for the same period in 2005, reflecting a relatively stable manufacturing environment over the past 24 months. Nevertheless, the cost of goods sold percentage will fluctuate from quarter to quarter because absorbed overhead increases when volume is decreasing and because labor ratios are less than optimized in manufacturing processes when revenues are lower. As revenues increases, cost of goods sold as a percentage of revenue should become more and more favorable for the company.

Costs and Expenses
------------------

Total operating expenses decreased both for the three month period ending June 30, 2006 as well as for the six month period ending June 30, 2006 as compared to the same periods in 2005. Total operating expenses were $403,911 for the three months ended June 30, 2006 as compared to $497,829 in the same period in 2005. For the six months ended June 30, 2006, total operating expenses were $978,601 as compared to $1,027,448 for the six months ended June 30, 2005. The reduction in expenses was 19% over the three month period ended June 30, 2006 from the same period in 2005 and 5% for the six months ended June 30, 2006 over the same period in 2005.

Net Income
----------

The Company realized Net Income for the six months ended June 30, 2006 of $13,363 as compared to a net loss of $2,220,898 for the same period in 2005, due primarily to an unrealized gain on adjustment of derivative and warrant liability to fair value of underlying securities relating to the convertible notes it obtained in 2005. For the three months ended June 30, 2006, net income loss was $1,164,176, as compared to a loss of $1,950,448 for the same period in 2005. Operationally, the Company believes that increased revenues and profitability generated by KD Medical, continued growth and new profitability of Molecula, along with the Stem Cell Microbank(TM) sales from LifeStem will result in a net profit for 2006.

Liquidity and Capital Resources
-------------------------------

As of June 30, 2006, CalbaTech had current assets of cash, accounts receivable, and inventory totaling $334,796, and total assets of $553,574. These numbers compare to current assets of $708,004 and total assets of $1,038,495 as of December 31, 2005. Total liabilities decreased from $6,690,356 as of December 31, 2005 to $5,823,436 as of June 30, 2006, a decrease of $866,920. As a result of our operating losses, for the six months ended June 30, 2006, we generated a cash flow deficit of $213,380 from operating activities. The Company has used its working capital to finance ongoing operations and the development and marketing of its products.

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

INTRODUCTION
------------

Calbatech, Inc. (Formerly, Traffic Technology Inc. ) ("CalbaTech" or "Company") was organized on April 29, 2002 under the laws of the state of Nevada. On January 3, 2003, the Company completed an Agreement and Plan of Exchange ("Agreement") with Traffic Technology, Inc. ("Traffic"). As a result of the acquisition, there was a change in control of the public entity, and Traffic Technology, Inc. changed its name to CalbaTech, Inc.

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

KD has moved into its new state-of-the-art ISO 9002 certified and FDA compliant facility featuring two class 100 clean rooms. It is believed that this new facility will provide additional growth opportunities to KD, not only in expanding product lines to existing customers but by providing contract manufacturing and leasing opportunities to pharmaceutical companies.

Finally, KD will also experience growth and greater profitability due to a recent arrangement with a large company which produces much of the media used in KD's products. The OEM company will produce many of KD's media products at a cost much lower than KD's cost. This should allow KD to more aggressively sell these products, entering markets that were previously unavailable due to cost competitiveness, resulting in an increase in revenues and profitability.

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

Stem Cell MicroBank(TM) Service
-------------------------------

The therapeutic possibilities that may be provided by collecting and preserving healthy adult stem cells on a pre-disease basis may revolutionize the practice of medicine. The power and promise of stem cell therapies is just emerging, and the corresponding development of new clinical applications and therapies are expected to follow. LifeStem's Stem Cell Microbank(TM) Service focuses on refineing existing collection processes that are gaining significant acceptance. The focus will be providing a stem cell collection process and storage service that maintains adult stem cells for future use and broadens the availability of a collection and storage service.

The MicroBanking process, for which LifeStem has filed for US patent protection, is based on the theory that it is not necessary to harvest a quantity of stem cells capable of regenerating the entire immune system at the time of collection, but rather that these cells can be collected in micro quantities and cryo-preserved for future cellular expansion prior to reintroduction into the recipient. The company further believes that it is in the client's best interest to store a stem cell samples from two tissue sources. This concept is defined as a Stem Cell Microbank(TM). LifeStem has applied for trademark protection for the term "Stem Cell Microbank". LifeStem is the only company that will collect and store adult stem cells from two different cell sources.

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

FINANCIAL PROJECTIONS

LifeStem anticipates launching its Stem Cell MircoBank Service on August 15th, 2006. LifeStem has initially concentrated on medspa locations in Southern California. At a recent meeting of all of the current Solana Medspas, a large number of the medspas outside of California expressed enthusiasm as to being able to carry LifeStem's service outside of California and LifeStem is working to make that happen more rapidly than originally anticipated. As such, the Stem Cell MicroBank Service will be initially rolled out in California and then quickly move to other states such as Florida, New York and North Carolina. LifeStem is projecting $3,858,000 in revenues in the first twelve months of operation and $26,275,000 during the second twelve months of operation.

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

Leveraging Brand Recognition and Existing Customer Base
-------------------------------------------------------

Each of the CalbaTech companies already each has created brand recognition and a satisfied customer base. These can all be leveraged to cross market the products of the others. Joint promotions to each other's customer base further cements these links. The scenario is one of sister companies/brands working together, although there may be additional value in building equity in an overall marketing banner above the different entities.

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

KD MEDICAL

KD's facility is located at 6935-A Oakland Mills Road, Columbia, MD. It is an 8,500 square foot state-of-the-art ISO 9002 certified and FDA compliant facility featuring two class 100 clean rooms and a complete quality control laboratory, conveniently located between Baltimore and Washington near the NIH. KD currently capability manufactures over a half million liters of molecular biology reagents and buffers, and close to three quarters of a million bacterial and yeast biological media products yearly.

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

Continued Control by Current Officers and Directors
---------------------------------------------------

As of August 14, 2006, the present officers and directors own approximately 25% of the outstanding shares of Common Stock, and therefore are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of the Company, the appointment of officers, and the determination of officers' salaries. Shareholders have no cumulative voting rights.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

The Registrant had no sales of unregistered securities during the three-month period ending June 30, 2006 other than disclosed within this Form 10QSB, and in particular, Notes B and C to the Financial Statements.

Use of Proceeds.

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three-month period ended June 30, 2006 other than as disclosed herein.

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


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:


Signature                             Title                           Date
---------                             -----                           ----

/s/ James DeOlden        CEO/Secretary/Director                  August 14, 2006
-----------------
James DeOlden


/s/Edward Deese          President/Treasurer/Director            August 14, 2006
---------------
Edward Deese


/s/John Gordon, PhD      Vice-President/CTO/Director             August 14, 2006
-------------------
John Gordon, PhD