Form 10QSB
period 2006-09-30
CALBATECH INC
filed 2006-11-14
CIK 1156293

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
                                       OR

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
(State or jurisdiction of incorporation     (I.R.S. Employer Identification No.)
            or organization)

              15375 Barranca Parkway, Suite I-101, Irvine, CA 92618
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                   Company's telephone number: (949) 450-9910
                                               ---------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 Par Value

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2006, the Company had 97,859,019 shares of common stock issued and outstanding.

Part I - Financial Information

Item 1. Financial Statements                                                Page
                                                                            ----

Condensed Consolidated Balance Sheets:
September 30, 2006 and December 31, 2005                                       3

Condensed Consolidated Statements of Operations:
Three and Nine Months Ended September 30, 2006 and 2005                        4

Condensed Consolidated Statements of Cash Flows:
Nine Months Ended September 30, 2006 and 2005                                  5

Notes to Condensed Consolidated Financial Statements:

Item 2.  Management's Discussion And Analysis Of Financial Condition
         And Results Of Operations                                            14

Part II - Other Information                                                   25

Item 1.  Legal Proceedings                                                    25

Item 2.  Changes In Securities And Use Of Proceeds                            25

Item 3.  Defaults Upon Senior Securities                                      25

Item 4.  Submission Of Matters To A Vote Of Security Holders                  25

Item 5.  Other Information                                                    25

Item 6.  Exhibits And Reports On Form 8-K                                     25

Signature                                                                     27


Item 1. Financial Statements
                                                CALBATECH, INC.
                                          CONSOLIDATED BALANCE SHEETS

                                                                                   Unaudited           Audited
                                                                                 September 30,       December 31,
                                                                                     2006                2005
                                                                                  ------------       ------------
                                                    ASSETS
CURRENT ASSETS:
  Cash                                                                            $     35,484       $    301,143
  Accounts receivable, net of allowance of $9,494 and $27,982, respectively            169,890            158,487
  Inventory                                                                            229,730            216,130
  Prepaid expenses                                                                      32,381             32,244
                                                                                  ------------       ------------
    Total current assets                                                               467,485            708,004
                                                                                  ------------       ------------

Fixed assets, net                                                                      132,995            160,876
                                                                                  ------------       ------------

Other assets:
  Prepaid interest                                                                          --             49,911
  Unamortized financing costs, net of accumulated amortization and write
     off of $237,354 and $177,296, respectively                                         56,476            119,704
                                                                                  ------------       ------------

    Total other assets                                                                  56,476            169,615
                                                                                  ------------       ------------
                                                                                  $    656,956       $  1,038,495
                                                                                  ============       ============
                              LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued  expenses                                          $  1,056,540       $    860,690
  Capital leases payable                                                                35,210             16,511
  Notes payable - banks                                                                 61,286             18,280
  Notes payable, including $42,521 to related parties                                  533,932            573,506
  Settlement liability                                                                 607,210            572,188
  Convertible notes payable                                                             53,577             76,028
                                                                                  ------------       ------------
    Total current liabilities                                                        2,347,755          2,117,203
                                                                                  ------------       ------------

Long term debt, less current maturities:
  Capital leases payable                                                                32,991             59,605
  Derivative liability related to convertible debentures                             1,761,591          3,939,256
  Warrant liability related to convertible debentures                                  613,617            364,299
  Note payable to banks                                                                 23,819             31,361
  Convertible notes payable                                                            454,039            178,632
                                                                                  ------------       ------------
    Total long term liabilities                                                      2,886,057          4,573,153
                                                                                  ------------       ------------
Total liabilities                                                                    5,233,812          6,690,356
                                                                                  ------------       ------------

DEFICIENCY IN STOCKHOLDERS' EQUITY
  Preferred stock, par value $0.001 per share; 25,000,000 shares authorized;
    1,250,000 shares issued and outstanding as of September 30,
    2006 and December 31, 2005                                                           1,250              1,250
  Common stock, par value $0.001 per share;  200,000,000 shares authorized, 97,859,019 and 76,712,132 shares issued and outstanding as of
    September 30, 2006 and December 31, 2005, respectively                              97,859             76,712
  Common stock subscription                                                                 --            169,000
  Additional paid in capital                                                         6,376,264          5,783,228
  Treasury stock, at cost                                                              (87,647)           (87,647)
  Accumulated deficit                                                              (10,964,582)       (11,594,404)
                                                                                  ------------       ------------
    Total deficiency in stockholders' equity                                        (4,576,856)        (5,651,861)
                                                                                  ------------       ------------
                                                                                  $    656,956       $  1,038,495
                                                                                  ============       ============

See the accompanying notes to the consolidated financial statements


                                                          CALBATECH, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             Unaudited


                                                          Three months ended September 30,      Nine months ended September 30,
                                                          --------------------------------      -------------------------------
                                                              2006               2005               2006               2005
                                                          ------------       ------------       ------------       ------------
                                                                          Restated-See Note J                   Restated-See note J
REVENUES:
  Net sales                                               $    322,322       $    326,967       $    977,444       $    952,312
  Cost of sales                                               (165,728)          (292,783)          (398,001)          (502,982)
                                                          ------------       ------------       ------------       ------------
      Gross profit                                             156,594             34,184            579,443            449,330
                                                          ------------       ------------       ------------       ------------
OPERATING EXPENSES:
  Selling and administrative                                   341,672            687,144          1,308,166          1,701,180
  Depreciation and amortization                                  6,053              6,756             18,160             20,168
                                                          ------------       ------------       ------------       ------------
    Total operating expenses                                   347,725            693,900          1,326,326          1,721,348
                                                          ------------       ------------       ------------       ------------

LOSS FROM OPERATIONS                                          (191,131)          (659,716)          (746,883)        (1,272,018)

  Other income                                                   2,743              5,863             10,443             16,166
  Unrealized gain (loss) on adjustment of derivative
     and warrant liability to fair value of underlying
     securities                                                955,123            511,713          1,928,347           (983,991)
  Interest expense, net                                       (150,276)          (157,933)          (562,085)          (281,128)
                                                          ------------       ------------       ------------       ------------

Net Income (loss) before income taxes                          616,459           (300,073)           629,822         (2,520,971)

Income taxes                                                        --                 --                 --                 --
                                                          ------------       ------------       ------------       ------------

NET INCOME (LOSS)                                         $    616,459       $   (300,073)      $    629,822       $ (2,520,971)
                                                          ============       ============       ============       ============

Net income (loss) per common share-basic                  $       0.01       $      (0.01)      $       0.01       $      (0.07)
                                                          ============       ============       ============       ============

Net income per common share-fully diluted                   See note A                            See note A
                                                          ============                          ============
Weighted average number of common shares
outstanding-basic                                           97,183,179         43,339,071         93,305,294         38,530,551
                                                          ============       ============       ============       ============

See the accompanying notes to the consolidated financial statements


                                                CALBATECH, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   Unaudited

                                                                           Nine months ended September 30,
                                                                           -------------------------------
                                                                                2006              2005
                                                                            -----------       -----------
                                                                                            Restated-See Note J
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                                           $   629,822       $(2,520,971)
  Adjustments to reconcile net loss to net cash used in operating activities:
Adjustments for depreciation and amortization                                    34,378            30,024
Disposal of fixed asset                                                              --               738
Common stock issued or subscribed in connection with services rendered          114,295           455,001
Common stock issued for officer compensation                                    207,163           198,456
Common stock issued in settlement of debt                                       123,725            72,000
Accretion of convertible notes payable                                          275,407           126,098

Unrealized losses (gains) on adjustment of derivative and warrant
    liability to fair value of underlying securities                         (1,928,347)          983,991
Amortization and write off of financing costs                                    63,329            93,084
Amortization of prepaid interest                                                 49,911            47,431
    (Increase) decrease in:
Accounts receivable                                                             (11,403)           11,769
Inventory                                                                       (13,600)          (73,423)
Prepaid expenses                                                                   (137)           15,619
    Increase (decrease) in:
Accounts payable and accrued expenses                                           195,850           (67,820)
                                                                            -----------       -----------
    Net cash used in operating activities                                      (259,607)         (628,003)
                                                                            -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets                                                      (6,495)           (8,034)
                                                                            -----------       -----------
   Net cash used in investing activities                                         (6,495)           (8,034)
                                                                            -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net                                          --            97,273
Advances from (to) shareholders                                                  25,226          (249,419)
Proceeds (payments) on notes payable and capital leases, net                    (24,783)        1,379,174
                                                                            -----------       -----------
   Net cash provided by financing activities                                        443         1,227,028
                                                                            -----------       -----------

Net decrease in cash and cash equivalents                                      (265,659)          590,991
  Cash and cash equivalents at beginning of period                              301,143            38,895
                                                                            -----------       -----------
  Cash and cash equivalents at end of period                                $    35,484       $   629,886
                                                                            ===========       ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                  $     9,443       $    65,641
                                                                            ===========       ===========
  Cash paid during the period for taxes                                     $        --       $        --
                                                                            ===========       ===========

NON - CASH FINANCING ACTIVITIES:
  Common stock issued in exchange for services                              $   321,458       $   455,001
                                                                            ===========       ===========

See the accompanying notes to the consolidated financial statements

                                 CALBATECH, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

GENERAL
-------

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

BUSINESS AND BASIS OF PRESENTATION
----------------------------------

CalbaTech, Inc., (formerly Traffic Technology Inc.) ("Company") was organized on April 29, 2002 under the laws of the state of Nevada. The Company is focused on incubating life science based companies that are developing next generation products and technologies.

The Company acquired Molecula Research Laboratories, LLC as a subsidiary in October, 2003. On December 31, 2005, Molecula Research Laboratories, LLC was dissolved in the state of Virginia. CalbaTech incorporated Molecula, Inc. in the state of Nevada. Products and intellectual property of the dissolved LLC were transferred to Molecula, Inc., in the state of Nevada. Molecula develops and sells numerous research reagents for cell transfection, DNA and RNA purification, protein expression, gene expression analysis and other innovative and fundamental products.

The Company, through another of its subsidiaries, KD Medical, Inc., manufactures and distributes microbiological culture medias and other research regents. KD Medical's products are used in genetic engineering, drug discovery, molecular biology labs and biopharmaceutical production.

The Company, through another of its subsidiaries, LifeStem, Inc., is positioning itself to become a leader in the adult stem cell banking business, a leading supplier of "Cellular Logistics" by providing services and technologies to facilitate the efficient acquisition and delivery of purified adult stem cells, development of stem cell delivery devices for clinical applications and clinical applications of specific stem cell based therapies.

From its inception through the date of these financial statements the Company has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of September 30, 2006, the Company has accumulated losses of $10,964,582.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Molecularware, Inc., KD Medical and LifeStem, Inc. and its majority wholly owned subsidiary, Molecula, Inc .and that of Traffic Technology, Inc. with whom the Company merged. All significant inter-company transactions and balances have been eliminated in consolidation.

ACQUISITIONS AND CAPITAL RESTRUCTURE
------------------------------------

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
                                                                 ========

In October 2003, the Company acquired Molecula Research Laboratories, LLC (Molecula), a leading company in gene silencing technologies for gene and protein function studies by acquiring one hundred percent of the shares of the company which was held by the CEO of the company. The Company issued 500,000 shares of common stock valued at $200,000 for acquisition.

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
                                                               ==========

REVENUE RECOGNITION
-------------------

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). ("SAB 101 "SAB101 SAB104"). SAB 101 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectbility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

USE OF ESTIMATES
----------------

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION
----------------------------

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

CASH EQUIVALENTS
----------------

For the purpose of the accompanying financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

INVENTORIES
-----------

Inventories are stated at the lower of cost or market determined by average cost method. Inventories consist of products available for sale to distributors and customers.

Components of inventories as of September 30, 2006 and December 31, 2005 are as follows:

                              September 30,2006         December 31, 2005
                              -----------------         -----------------
Raw materials                 $         152,120         $         180,429
Finished goods                           77,610                    35,701
                              -----------------         -----------------
Total                         $         229,730         $         216,130
                              =================         =================

PROPERTY AND EQUIPMENT
----------------------

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over their estimated useful lives of the assets.

The total depreciation expense for the three and nine months ended September 30, 2006 amounted to $11,469 and $34,378for 2006 and $8,912 and $30,024 for 2005,
respectively. For the three and nine months ended September 30, 2006, $5,416 and $16,177 is included in cost of goods sold for each respective period. For the three and nine months ended September 30, 2005; $2,156 and 9,856 is included in the cost of goods sold for each respective period.

IMPAIRMENT OF LONG-LIVED ASSETS
-------------------------------

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

INCOME TAXES
------------

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

RESEARCH AND DEVELOPMENT
------------------------

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur expenditures on research and product development for the nine months ended September 30, 2006 and 2005, respectively.

COMPREHENSIVE INCOME
--------------------

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

SEGMENT INFORMATION
-------------------

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

STOCK BASED COMPENSATION
------------------------

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement
123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123(R). This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company had to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. The Company does not have any outstanding employee stock options as of September 30, 2006.

NET INCOME (LOSS) PER COMMON SHARE
----------------------------------

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). For the three and nine months ended September 31, 2006, common stock equivalents derived from shares issuable in conversion of the Callable Secured Convertible Notes are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

LIQUIDITY
---------

As shown in the accompanying financial statements, the Company used $259,606 and $628,003 cash in operating activities during the nine months ended September 30, 2006 and 2005, respectively. The Company's total liabilities exceeded its total assets by $4,576,856 and $5,651,861 as of September 30, 2006 and December 31, 2005, respectively.

CONCENTRATION OF CREDIT RISK
----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At September 30, 2006 and December 31, 2005, allowance for doubtful accounts balance was $9,494 and $27,982, respectively.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

In February 2006, the FASB issued SFAS No. 155. "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140," or SFAS No. 155. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No.156 did not have a material impact on the Company's financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES". FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, "ACCOUNTING FOR CONTINGENCIES". FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet evaluated the impact of adopting FIN 48 on our consolidated financial position, results of operations and cash flows.

RECLASSIFICATIONS
-----------------

Certain reclassifications have been made to the prior year's financial statements to conform to classifications presented in the current year.

NOTE B - NOTES PAYABLE

Notes payable at September 30, 2006 and December 31, 2005 consists of the following:

                                                                     September 30, 2006     December 31, 2005
                                                                     ------------------     -----------------
Note payable-State of Maryland, accrues interest at 0% per annum, unsecured. In accordance with a forbearance agreement, if KD Medical defaults on any payments, cumulative interest at 10% per annum will be added. as of September 30, 2006, cumulative amount of interest was
$255,671                                                                     $ 271,000              $ 335,800

Notes payable-unsettled claims from acquisition of Molecularware;
accrues interest at 12% per annum, unsecured                                   175,273                175,273

Notes payable-settlement of outstanding claims of Molecularware;
accrues interest at 12% per annum, unsecured                                    45,138                 45,138

Notes payables-shareholders, accrues interest from 0% to 10% per annum,
unsecured                                                                       42,521                 17,295
                                                                             ---------              ---------
                                                                               533,932                573,506
Less current maturities                                                       (533,932)              (573,506)
                                                                             ---------              ---------
                                                                             $       0              $       0
                                                                             =========              =========

CalbaTech agreed to issue up to $600,000 of convertible debentures to Molecularware to settle debts. The time frame for settling those debts and issuing convertible debentures was ninety days. As of September 30, 2006, $45,138 was settled as in the form of debentures. $175,273 remains on Molecularware's books as non-settled, non-converted debt, and to date, there has not been a claim made to Molecularware for payment. The company has not been able to conclusively verify that such debt ever existed. The remaining $379,589 left from the balance of the $600,000 that Calbatech offered to use for settlement of debts has been extinguished through other means of payment.

NOTE C - NOTES PAYABLE - BANKS

Notes payable - banks at September 30, 2006 and December 31, 2005 consists of the following:


                                                                         September 30,           December 31,
                                                                             2006                   2005
                                                                           --------                --------
Bank term debt, guaranteed by its officers, and bears interest at a rate of 9% per annum, with monthly payments
of $1,048 over five years, maturing Oct, 2009                              $ 33,765                $ 38,757

Lines of credit, guaranteed by its officers, in the total amount of
$74,150 and bears interest rates from 9.4% to 14.24% per annum. The credit line calls for minimum payment
of interest only                                                             51,340                  10,884
                                                                           --------                --------
                                                                             85,105                  49,641
Less: current portion                                                       (61,286)                (18,280)
                                                                           --------                --------
                                                                           $ 23,819                $ 31,361
                                                                           ========                ========
NOTE D - CONVERTIBLE NOTES PAYABLE

A summary of convertible promissory notes payable at September 30, 2006 and December 31, 2005 is as follows:

                                                                   September 30, 2006        December 31, 2005
                                                                   ------------------        -----------------
10% convertible debenture, with related party, is payable on demand, unpaid principal together with accrued and unpaid interest is, at the option of the holder, convertible into shares of the Company's common stock at a time or conversion price equal to fifty percent of the closing price of the Company's common stock on the date of conversion
The Company has recorded $100,000 as a beneficial conversion discount-interest expense during the year ended December 31, 2003. In
2005, the note was
converted to a non-interest bearing debenture                               $  53,577                $  76,028

10% convertible debenture with interest due quarterly subject to certain conditions, due three years from the date of the note. The holder has the option to convert unpaid principal to the Company's common stock at the lower of (i) $0.14 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company's assets and intellectual property and registration rights
(see below)                                                                   454,039                  178,632
                                                                            ---------                ---------
                                                                              507,616                  254,660
Less: current maturities                                                      (53,577)                 (76,028)
                                                                            ---------                ---------
                                                                            $ 454,039                $ 178,632
                                                                            =========                =========

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

     o Accreted principal of $454,039 and $178,632 as of September 30, 2006 and December 31, 2005, respectively.

The following table summarizes the various components of the convertible debentures as of September 30, 2006 and December 31, 2005:

                                                September 30, 2006      December 31, 2005
                                                ------------------      -----------------
Convertible debentures:                               $   454,039            $   178,632
Warrant liability                                         613,617                364,299
Derivative liability                                    1,761,591              3,939,256
                                                      -----------            -----------
                                                        2,829,247              4,482,187
Cumulative adjustment of derivative and warrant
liability to fair value                                  (375,208)            (2,303,555)
Cumulative unrealized loss related to conversion
of convertible note to common shares charged to
interest expense                                         (861,325)              (737,600)
Accretion of principal related to convertible
debenture                                                (454,039)              (178,632)
                                                      -----------            -----------
Total convertible debentures:                         $ 1,138,675            $ 1,262,400
                                                      ===========            ===========

NOTE E - CONVERTIBLE PREFERRED STOCK

On April 15, 2004, the Company issued 1,250,000 shares of Preferred Stock at a price of $0.20 per share to one entity. The Preferred Shares issued were convertible on a 1 to 1.5 basis of Preferred Shares to Common shares. These shares have not been converted as of September 30, 2006.

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

In July 2006, the Company issued 600,000 shares of common stock for services rendered at $0.07 per share, which represents the value of the services received and which did not differ materially from the value of the stock issued.

In July 2006, the Company issued 650,000 shares of common stock in settlement of a stock subscription issued in conjunction with the acquisition of KD Medical.

In August 2006, the Company issued 690,909 shares of common stock for services rendered at $0.05 per share, which represents the value of the services received and which did not differ materially from the value of the stock issued.

NOTE G - RELATED PARTY TRANSACTIONS

From time to time the Company's officers and shareholders advance funds to the Company. The notes payable-related parties balance outstanding was $42,521 as of September 30, 2006 and December 31, 2005, respectively. No formal arrangements or repayment terms exist.

NOTE H - DEFAULT LIABILITY

As of September 30, 2006, a default liability totaling $607,210, including accrued interest at statutory rates, existed against the Corporation's subsidiary, KD Medical, Inc. The Company will contest any attempt to enforce said default.

NOTE I- GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, as of September 30, 2006, the Company incurred accumulated losses of $10,964,582. The Company's current liabilities exceeded its current assets by

$1,880,270 as of September 30, 2006. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE J-RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS

During 2005, it was determined the correct application of accounting principles had not been applied in the 2004 and 2003 accounting for convertible debentures and detachable warrants (See note D above).

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

The accounting principles on the aforementioned transactions are currently reflected in the accompanying September 30, 2006 financial statements in accordance with SFAS 154. The necessary corrections to apply the impact to the previously issued September 30, 2005 financial statements are as follows:

For the nine months ended September 30, 2005:

                                                 September 30, 2005                            Amount increase
                                                 financial statement     September 30, 2005      (decrease) in
                                                  balance prior to      financial statement    September 30, 2005
                                                     restatement          post restatement    financial statements
                                                     -----------          ----------------    --------------------
Net (loss)                                           $(1,938,538)          $(2,520,971)            $(582,433)
Loss per share-basic and fully diluted                    $(0.05)               $(0.07)               $(0.02)

For the three months ended September 30, 2005:
                                                 September 30, 2005                            Amount increase
                                                 financial statement     September 30, 2005      (decrease) in
                                                   balance prior to      financial statement    September 30, 2005
                                                     restatement          post restatement    financial statements
                                                     -----------          ----------------    --------------------
Net (loss)                                           $(1,214,001)              $300,073            $1,514,074
Loss per share-basic and fully diluted                    $(0.03)                $(0.01)                $0.04

The resulting effects on the prior period adjustments on the September 30, 2005 cash flows by area are as follows:

                                       September 30, 2005
                                           cash flow                                           Amount increase
                                       statement balance        September 30, 2005 cash     (decrease) in September
                                            prior to               flow statement post        30, 2005 cash flow
                                           restatement                 restatement                 statement
                                           -----------                 -----------                 ---------
Net cash from operating activities          $(628,003)                 $(628,003)                      $-
Net cash from investing activities             (8,034)                    (8,034)                       -
Net cash from financing activities          1,227,028                  1,227,028                        -

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

Revenues
--------

CalbaTech has generated revenues of $977,444 from operations for the nine months ended September 30, 2006, compared to $952,312 for the nine months ended September 30, 2005. For the three months ended September 30, 2006, CalbaTech has generated revenues of $322,322 as compared to $326,967 for the three months ended September 30, 2005. Revenues have increased three percent for the year to date and the Company anticipates that revenues will continue to increase from operations in the coming year, specifically now that problems associated with the move by KD and Molecula into their new facility have been corrected. Other reasons for the expected increase the two validated Class 100 clean rooms and a complete quality control laboratory in the new facility that will be used in two ways to grow revenues. The first clean room will be used to increase the manufacturing capabilities of the KD Medical product offerings, to manufacture a higher quality of product, and to expand the current custom product offerings to the NIH as well as major universities and pharmaceutical companies. The second clean room will be used by KD Medical to locate contract research contracts to perform for the many pharmaceutical companies in the region. Additionally, KD Medical will continue to benefit from an arrangement with a large company which produces some of the media used in KD's products. The OEM company is producing many of KD's media products at a cost lower than KD's cost. This should allow KD to more aggressively sell these products, entering markets that were previously unavailable due to cost competitiveness, resulting in an increase in revenues and profitability.

Finally, in this quarter, LifeStem has begun its roll-out of its services to medspas through the Solana Medspa network. As part of the roll-out, LifeStem has provided marketing materials, training materials and begun providing training to the medspas. The relationship with Solana Medspas is an important relationship as the LifeStem services fit the medspa demographic very well. Additionally, Solana Medspas has entered into a contract with another partner whereby their projections are of opening 4,000 medspas throughout the country within the next four years. Our agreement with Solana Medspas provides for our Stem Cell Microbank Service to be potentially carried in every medspa that is opened by Solana Medspas, subject to feasibility. LifeStem is conservatively projecting $3,858,000 in revenues in the first twelve months of operation and $26,275,000 during the second twelve months of operation.

Cost of revenues consists of direct manufacturing costs and applied overhead expenses for the research reagent business, as well as labor costs associated with its service revenue. Cost of revenues as a percentage of net revenues were 51% for the three months ended September 30, 2006, down from 90% for the same period in 2005. For the nine months ended September 30, 2006 the cost or revenues were 41% as compared to 53% for the same period in 2005, reflecting management's efforts to lower cost and create a stable manufacturing environment. Nevertheless, the cost of goods sold percentage will fluctuate from quarter to quarter because absorbed overhead increases when volume is decreasing and because labor ratios are less than optimized in manufacturing processes when revenues are lower. As revenues increases, cost of goods sold as a percentage of revenue should become more and more favorable for the company.

Costs and Expenses
------------------

Total operating expenses decreased both for the three month period ending September 30, 2006 as well as for the nine month period ending September 30, 2006 as compared to the same periods in 2005. Total operating expenses were $347,725 for the three months ended September 30, 2006 as compared to $693,900 in the same period in 2005. For the nine months ended September 30, 2006, total operating expenses were $1,326,326 as compared to $1,721,348 for the nine months ended September 30, 2005. The reduction in expenses was 50% over the three month period ended September 30, 2006 from the same period in 2005 and 23% for the nine months ended September 30, 2006 over the same period in 2005. Furthermore, as management works to cut costs and increase profitability, total operating expenses are down 14% from the quarter ended June 30, 2006, and 39% from the quarter ended March 31, 2006.

Net Income
----------

The Company realized Net Income for the three months ended September 30, 2006 of $616,459 as compared to a net loss of $300,073 for the same period in 2005, due primarily to an unrealized gain on adjustment of derivative and warrant liability to fair value of underlying securities relating to the convertible notes it obtained in 2005. For the nine months ended September 30, 2006, the Company realized a net income of $629,822, as compared to a loss of $2,520,971 for the same period in 2005. Operationally, the Company believes that increased revenues and profitability generated by KD Medical, continued growth and new profitability of Molecula, along with the Stem Cell Microbank(TM) sales from LifeStem will result in a net profit for 2006.

Liquidity and Capital Resources
-------------------------------

As of September 30, 2006, CalbaTech had current assets of cash, accounts receivable, and inventory totaling $467,485, and total assets of $656,956. These numbers compare to current assets of $708,004 and total assets of $1,038,495 as of December 31, 2005. Total liabilities decreased from $6,690,356 as of December 31, 2005 to $5,233,812 as of September 30, 2006, a decrease of $1,456,544. For the nine months ended September 30, 2006, we generated a cash flow deficit of $259,606 from operating activities. The Company has used its working capital to finance ongoing operations and the development and marketing of its products.

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

MARKET SIZE

The general laboratory supplies industry is $12 Billion to $14 Billion, and the molecular biology market to which the Company provides products and services for medical research and drug discovery on which billions of dollars are spent each year. Specifically, the molecular biology market is approximately $600 Million per year, and the RNAi market is estimated to be $328 Million by 2010.

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

FINANCIAL PROJECTIONS

The Reagents Division has two companies with combined 2005 revenues of approximately $1.225 Million in gross revenues. CalbaTech believes that combined revenues within the division will be $1.3 Million in 2006. Within three years, it is anticipated that revenues should grow to approximately $5 Million.

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

LIFESTEM, INC.

The market for stem cell technology is currently $500 million, and has been estimated to grow to $30 billion by the year 2010 (Source DMD). This is projected due to the growth of new cellular therapeutics (both embryonic and adult stem cells), as well as clinical applications to compete with, or complement, existing pharma-based solutions. LifeStem's strategy is to leverage CalbaTech's infrastructure of companies to obtain a leadership position in the fast emerging stem cell collection arena and become the preferred provider of adult stem cells to the clinical researcher as part of a comprehensive package of stem cell based services.

LifeStem believes that over time it can position itself to become a leader of "Cellular Logistics" in this large new market. The company is focused on the following: (1) Providing a Stem Cell Microbank(TM) service to individuals; (2) Providing services and technologies to facilitate the efficient acquisition and delivery of purified adult stem cells to the research market and; (3) Developing delivery devices for clinical applications.

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

LifeStem believes that preserving one's healthy cells for future use for treatments, both known and those yet to be developed, is of utmost importance. The benefits of stem cell therapies have shown great success in the treatment of life threatening disease such as chronic heart failure and cancer. There is also significant promise that stem cells will play a prominent role in cures for other diseases such as Parkinsons, Alzheimers and Diabetes and others. According to the American Cancer Society, cancer is now the number one killer of Americans surpassing heart disease. This concept has great promise not only for the cure of such diseases but also in the prevention of disease though the periodic re-injection of one's own healthy stem cells in effect giving the immune system a "boost" of healthy stem cells.

The MicroBanking process, for which LifeStem has filed for US patent protection, is based on the theory that it is not necessary to harvest a quantity of stem cells capable of regenerating the ENTIRE immune system at the time of collection, but rather that these cells can be collected in micro quantities and cryo-preserved for future cellular expansion prior to reintroduction into the recipient, or in the alternative, that the number of stem cells necessary for a therapy does not necessitate using a number of stem cells necessary to regenerate one's complete immune system. The company further believes that it is in the client's best interest to store a stem cell samples from two tissue sources. This concept is defined as a Stem Cell Microbank(TM). LifeStem has applied for trademark protection for the term "Stem Cell Microbank". LifeStem is the only company that is collecting and storing adult stem cells from two different cell sources.

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

FINANCIAL PROJECTIONS

Finally, in this quarter, LifeStem has begun its roll-out of its services to medspas through the Solana Medspa network. As part of the roll-out, LifeStem has provided marketing materials, training materials and begun providing training to the medspas. The relationship with Solana Medspas is an important relationship as the LifeStem services fit the medspa demographic very well. Additionally, Solana Medspas has entered into a contract with another partner whereby their projections are of opening 4,000 medspas throughout the country within the next four years. Our agreement with Solana Medspas provides for our Stem Cell Microbank Service to be potentially carried in every medspa that is opened by Solana Medspas, subject to feasibility. LifeStem is conservatively projecting $3,858,000 in revenues in the first twelve months of operation and $26,275,000 during the second twelve months of operation.

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

Finally, CalbaTech has filed a third US provisional application entitled "methods for harvesting and storing autologous stem cells including blood derived hematopoeitic stem cell and adipose derived mesenchymal stem cells" CTEC provisional 00106 filed October 31st 2005. This describes specific methods and processes associated with adult stem cell storage which will be incorporated into LifeStem's business model.

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

KD MEDICAL

KD's facility is located at 6935 Oakland Mills Road, Columbia, MD. It is an 8,500 square foot state-of-the-art ISO 9002 certified and FDA compliant facility featuring two class 100 clean rooms and a complete quality control laboratory, conveniently located between Baltimore and Washington near the NIH. KD currently capability manufactures over a half million liters of molecular biology reagents and buffers, and close to three quarters of a million bacterial and yeast biological media products yearly.

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

Liquidity and Working Capital Risks; Need for Additional Capital to Finance
---------------------------------------------------------------------------
Growth and Capital Requirements
-------------------------------

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

The Registrant had no sales of unregistered securities during the three-month period ending September 30, 2006 other than disclosed within this Form 10QSB, and in particular, Notes B and C to the Financial Statements.

Use of Proceeds.

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

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

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:




================================================================================

Signature                          Title                            Date
================================================================================

/s/ James DeOlden
-----------------
James DeOlden              CEO/Secretary/Director             November 14, 2006
================================================================================

/s/Edward Deese
---------------
Edward Deese               President/Treasurer/Director       November 14, 2006
================================================================================

/s/John Gordon, PhD
-------------------
John Gordon, PhD           Vice-President/CTO/Director       November 14, 2006
================================================================================