Form 10KSB
period 2006-12-31
CALBATECH INC
filed 2007-04-17
CIK 1156293

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006 OR

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

     CalbaTech, Inc. had revenue of $1,250,353 and other income of $13,443 for the fiscal year ended on December 31, 2006. The aggregate market value of the voting stock held by non-affiliates of the Company as of March 5, 2007: Common Stock, par value $0.001 per share -- $3,620,456. As of March 5, 2007, the Company had 121,270,079 shares of common stock issued and outstanding, of which 90,513,643 were held by non-affiliates.

                                TABLE OF CONTENTS

PART I
                                                                           PAGE

ITEM 1.  Description of Business............................................3

ITEM 2.  Description of Property............................................8

ITEM 3.  Legal Proceedings..................................................9

ITEM 4.  Submission of Matters to a Vote of Security Holders................9

PART II

ITEM 5.  Market for Common Equity and Other Shareholder Matters............10

ITEM 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................11

ITEM 7.  Financial Statements..............................................18

ITEM 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure...............................18

ITEM 8A. Controls and Procedures...........................................19

PART III

ITEM 9.  Directors, Executive Officers, Promoters
         and Control Persons; Compliance with Section
         16(a) of the Exchange Act.........................................20

ITEM 10. Executive Compensation............................................22

ITEM 11. Security Ownership of Certain Beneficial
         Owners and Management.............................................23

ITEM 12. Certain Relationships and Related Transactions....................23

ITEM 13. Exhibits and Reports on Form 8-K..................................24

ITEM 14. Principal Accountant Fees and Services............................24

Signatures.................................................................25

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

FINANCIAL PROJECTIONS

The Reagents Division has two companies with combined 2006 revenues of approximately $1.250 Million in gross revenues. CalbaTech believes that combined revenues within the division will be $1.6 Million in 2007.

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

FINANCIAL PROJECTIONS

Our agreement with Solana Medspas provides for our Stem Cell Microbank Service to be potentially carried in every medspa that is opened by Solana Medspas, subject to feasibility. LifeStem has experienced numerous regulatory hurdles, but has, at this time, acquired all necessary licensure that the company is aware that it needs, and is moving its service forward into the medspas and other potential service providers, including the opportunity to utilize physicians, surgeons and dentists. Financial projections for LifeStem are based upon the next twelve month period, beginning with the second quarter of 2007, and is conservatively projecting $3,858,000 in revenues in the first twelve months of operation.

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

The first of these patent applications entitled "Device and methods for processing sample and detecting analytes at low concentration" is a US Patent Application Serial No. 11/034,227 filed 01/12/05 by James Zoval, Ph.D. This application describes a novel concept for the isolation and purification of DNA and other biological molecules. This concept fits within the overall molecular biology/media focus of CalbaTech's acquisition strategy and could become an important new product line.

The second patent application was entitled "Cardiac Stem
Cell Delivery Apparatus", by inventor Jason Van Tassel, M.D. This application is now entitled "Device and methods for treatment of necrotic tissue using Stem Cells" Serial No 11/149/960 filed June 10th 2005. This patent describes a modification of endoscope technology which will facilitate the targeted delivery of adult stem cells to specific tissues. This approach focusing on the process of adult stem cell delivery provides CalbaTech with an entry into the field of adult stem cells services.

CalbaTech has filed a third US Patent Application, Serial No. 11/591,434, entitled "methods for harvesting and storing autologous stem cells including blood derived hematopoeitic stem cell and adipose derived mesenchymal stem cells", filed October 31st 2006. This describes specific methods and processes associated with adult stem cell storage which will be incorporated into LifeStem's business model.

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

A corporation has five year old claim against K-K Medical, Inc., one of the Company's subsidiaries, in such that it claims to have a judgment of $619,354 against K-D Medical, Inc., inclusive of interest. The Company intends to take all steps necessary to contest the validity of such claim on behalf of K-D Medical, Inc. if and when any formal action is taken to validate such claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the last quarter of fiscal year-ended December 2006, the Company did not submit any matters to a vote of security holders.

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

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2006

                                                  High     Low

Quarter Ended December 31, 2006                   .054     .035
Quarter Ended September 30, 2006                  .10      .041
Quarter Ended June 30, 2006                       .10      .025
Quarter Ended March 31, 2006                      .137     .023

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2005

                                                  High     Low

Quarter Ended December 31, 2005                   .077     .018
Quarter Ended September 30, 2005                  .22      .018
Quarter Ended June 30, 2005                       .22      .15
Quarter Ended March 31, 2005                      .28      .16


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

Holders of Common Equity

As of December 31, 2006, the Company's transfer agent shows 240 shareholders of record of the Company's common stock.

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

Comparison of the Year Ended December 31, 2006 with the Year Ended December 31, 2005

During the year ending December 31, 2006 the Company experienced a slight decrease in revenues with sales of $1,250,353 compared to $1,292,167 in the year ending December 31, 2005. Additionally, the Company had other income of $13,433 compared to $19,261 in prior year 2005. The Company believes that with expected growth of KD Medical, Inc., along with the revenue to be generated by LifeStem's Stem Cell Microbank(TM), the Company's revenue will substantially increase in 2007.

Cost of revenues consists of direct manufacturing costs and applied overhead expenses for the research reagent business, as well as labor costs associated with its service revenue. Cost of revenues as a percentage of net revenues were 47% in the year ended December 31, 2006, up slightly from 44% for the year ended December 31, 2005. The cost of goods sold percentage will fluctuate from quarter to quarter because absorbed overhead increases when volume is decreasing and because labor ratios are less than optimized in manufacturing processes when revenues are lower. As revenues increases, cost of goods sold as a percentage of revenue should become more and more favorable for the company.

Operating expenses decreased during 2006 from $2,312,276 in 2005 to $1,947,918 in 2006, a 16% decrease as management has worked to cut costs and control expenses.

Net Income (Loss)

Due primarily to an unrealized gain on adjustment of derivative and warrant liability to fair value of underlying securities related to the convertible notes the Company obtained in 2005 of $2,007,730, the Company produced a net income of $13,801 as compared to a net loss in 2005 of $5,011,116. Operationally, the Company believes that increased revenues and profitability generated by KD Medical, continued growth and new profitability of Molecula, along with the profitable Stem Cell Microbank(TM) sales from LifeStem will result in a net profit for 2007.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2006 was $10,212 and $301,143 at December 31, 2005. The assets of the Company decreased from $1,038,495 at December 31, 2005 to $520,443 at December 31, 2006. As a result of our operating losses for the year ended December 31, 2006, we generated a cash flow deficit of $318,548 from operating activities. The Company has used its working capital to finance ongoing operations and the development and marketing of its products.

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

Number of Employees

As of December 31, 2006, the Company has sixteen employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. Other than through acquisition, we do not anticipate our employment base will significantly change during the next 12 months. As we continue to expand, we expect to incur additional costs for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Continued Control by Current Officers and Directors

As of March 31, 2007, the present officers and directors own approximately 24% of the outstanding shares of Common Stock, and therefore are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of the Company, the appointment of officers, and the determination of officers' salaries. Shareholders have no cumulative voting rights. (See Security Ownership of Certain Beneficial Owners and Management) Audit's Opinion Expresses Doubt About The Company's Ability To Continue As a "Going Concern".

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

ITEM 7. FINANCIAL STATEMENTS.

Financial statements as of and for the year ended December 31, 2006, and for the ended December 31, 2005 are presented in a separate section of this report following Part IV.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 29, 2006, upon recommendation of its Board of Directors, the Company dismissed its certifying accountant, De Joya Griffith and Company LLC ("De Joya"). During the years ended December 31, 2005 and 2004, and the period ending September 30, 2006, the Company has not had any disagreements with De Joya on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to De Joya's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report, as required by Item 304(a)(3) of Regulation S-B.

The Company engaged Turner, Jones, and Associates, PLLC ("Turner") as its certifying accountant as of January 3, 2007 for the Company's fiscal year ending December 31, 2006. The Company has not consulted Turner previously.

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

(b) Compliance with Section 16(a) of the Exchange Act. Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers and persons holding 10% or more of the Company's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Company's common stock with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of the fiscal year ended December 31, 2006, the Company is unaware that any required reports were not filed.

ITEM 10. EXECUTIVE COMPENSATION.

                                     Summary Compensation Table

                               Annual compensation
                              Long-term Compensation             Awards                Payouts
                         -------------------------------  -------------------------    -------
Name and                                       Other      Restricted   Securities
principal                                      annual       stock      underlying       LTIP      All other
position       Year      Salary     Bonus   compensation   award(s)    options/SARs    payouts   compensation
--------       ----      ------     -----   ------------  ----------   ------------    -------   ------------
                           ($)       ($)        ($)          ($)           (#)           ($)         ($)
James DeOlden, 2006     $ 96,000      0          0        $ 159,000         0             0           0
CEO            2005     $104,153      0          0        $  63,000         0             0           0
               2004     $      0(1)   0          0        $ 316,872(2)      0             0           0
               2003     $ 14,000      0          0                0         0             0           0

Edward Deese,  2006     $ 92,000      0          0        $ 159,000         0             0           0
President, COO 2005     $133,500      0          0        $  63,000         0             0           0
               2004     $ 93,500(1)   0          0        $ 266,387(2)      0             0           0
               2003     $ 74,500      0          0                0         0             0           0

John Gordon,   2006     $ 33,625      0          0        $ 141,163         0             0           0
               2005     $ 72,912      0          0        $  63,000         0             0           0
               2004     $ 14,542(1)   0          0        $ 322,278(2)      0             0           0
               2003            0      0          0                0         0             0           0

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 31, 2007. This chart reflects the number of shares held by those shareholders controlling more than five percent, those shareholders that are officers and/or directors, as well as a collective group of all of the above.

                                 OWNERSHIP

                                                               Approximate
                                                                 Percent
                                                                of Common
                                      Number of Shares           Shares
    Name                              of Common Stock             Owned
---------------                      -----------------         -----------
Edward H. Deese .........................9,764,341                 8.05

James DeOlden ...........................9,077,803                 7.49

John F. Gordon ..........................9,764,341                 8.05

Group: All Officers/
Directors (1) ..........................28,606,485                23.59

All Shares
Outstanding ...........................121,270,079               100.00

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

From time to time, the Company's officers and shareholders have advanced funds to the Company. The note payable balance to related parties was $70,219 outstanding as of December 31, 2006 and $17,295 outstanding as of December 31, 2005. No formal arrangements or repayment terms exist. Certain of the officers and directors of the Company are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Company and its officers and directors. The Company will attempt to resolve such conflicts of interest in favor of the Company. The officers and directors of the Company are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling the Company's affairs. A shareholder may be able to institute legal action on behalf of the Company or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to the Company.

PART IV.

ITEM 13. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits.

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

Index to Financial Statements and Schedules.                       Page
--------------------------------------------                       ----

Audit Report of Independent Certified Public Accountants            28
Consolidated Balance Sheets                                         30
Consolidated Statements of Income                                   31
Consolidated Statements of Stockholders' Equity                     32
Consolidated Statements of Cash Flows                               36
Notes to Financial Statements                                       37
Reports on Form 8-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the years ended December 31, 2006 and 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                                December 31, 2006       December 31, 2006
                                -----------------       -----------------

(i) Audit Fees                       $44,501                   $88,751
(ii) Audit Related Fees              $     0                   $     0
(iii) Tax Fees                       $     0                   $     0
(iv) All Other Fees                  $     0                   $ 5,750
                                     -------                   -------
Total fees                           $44,501                   $94,501

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of CalbaTech's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of CalbaTech, Inc.'s consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2006 or 2005.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax services provided in fiscal 2006 or 2005.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2006 or 2005.

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



Signature                  Title                             Date

/s/ James DeOlden          CEO/Secretary/Director            March 31, 2007
------------------
James DeOlden

/s/Edward Deese            President/Treasurer/Director      March 31, 2007
------------------
Edward Deese

/s/John Gordon, PhD        Vice-President/CTO/Director       March 31, 2007
------------------
John Gordon, PhD

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2006 AND 2005

                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934
                                 CALBATECH, INC.

                                 CALBATECH, INC.

Index to Financial Statements                                     PAGE
-----------------------------                                     ----

Reports of Independent Registered
Certified Public Accountants.......................................28

Balance Sheets at December 31, 2006
and 2005...........................................................30

Statements of Losses for the year ended
December 31, 2006 and December 31, 2005............................31

Statements of Deficiency in Stockholders'
Equity for the years ended December 31, 2006
and December 31, 2005..............................................32

Statements of Cash Flows for the year ended
December 31, 2006 and December 31, 2005............................36

Notes to Financial Statements......................................37

                        Turner, Jones & Associates, PLLC
                          Certified Public Accountants
                          108 Center, North, 2nd Floor
                           Vienna, Virginia 22180-5712
                                 (703) 242-6500

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of CalbaTech, Inc.
15375 Barranca Parkway, Suite I-101
Irvine, CA 92618

         We have audited the accompanying consolidated balance sheet of CalbaTech, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of income, stockholders' equity and cash flows for year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of CalbaTech, Inc. and subsidiaries as of and for the year ended December 31, 2005. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in the period ended December 31, 2005, is based solely on the report of the other auditors.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CalbaTech, Inc and subsidiaries as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements must have been prepared assuming the Company will continue as a going concern. As discussed in Note O to the consolidated financial statements, the Company has suffered recurring losses from operations, negative working capital, and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note O. The consolidated financial statements do not include an adjustments that might result from the outcome of this uncertainty.



                                                               Vienna, Virginia
                                                                  March 8, 2007


                                           s/s Turner, Jones & Associates, PLLC
                                           ------------------------------------
                                               Turner, Jones & Associates, PLLC

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

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Las Vegas, NV
March 31, 2006

                                         CALBATECH, INC.
                                   CONSOLIDATED BALANCE SHEETS
                                   DECEMBER 31, 2006 AND 2005

                                                                 2006             2005
                                                              ------------    ------------
                                             ASSETS
CURRENT ASSETS:
  Cash                                                        $     10,212    $    301,143
  Accounts receivable, net of allowance of $17,642 and
    $27,982, respectively                                           94,181         158,487
  Inventory                                                        212,405         216,130
  Prepaid expenses                                                  31,973          32,244
                                                              ------------    ------------
    Total current assets                                           348,771         708,004
                                                              ------------    ------------

Fixed assets, net                                                  123,665         160,876
                                                              ------------    ------------
Other assets:
  Prepaid interest                                                      --          49,911
  Unamortized financing costs, net of accumulated
    amortization and write off of $248,994 and
    $177,296, respectively                                          48,007         119,704
                                                              ------------    ------------
    Total other assets                                              48,007         169,615
                                                              ------------    ------------
                                                              $    520,443    $  1,038,495
                                                              ============    ============

                       LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Cash overdraft                                              $     12,401    $         --
  Accounts payable and accrued  expenses                         1,044,884         860,690
  Capital leases payable                                            35,642          16,511
  Notes payable - banks                                             67,250          18,280
  Notes payable, including $84,878 and $17,295 to related
    parties, respectively                                          554,689         573,506
  Settlement liability                                             619,354         572,188
  Convertible notes payable                                         53,577          76,028
                                                              ------------    ------------
    Total current liabilities                                    2,387,797       2,117,203
                                                              ------------    ------------
Long term debt, less current maturities:
  Capital leases payable                                            29,889          59,605
  Derivative liability related to convertible debentures         1,732,097       3,939,256
  Warrant liability related to convertible debentures              563,728         364,299
  Note payable to banks                                             21,190          31,361
  Convertible notes payable                                        540,083         178,632
                                                              ------------    ------------
    Total long term liabilities                                  2,886,987       4,573,153
                                                              ------------    ------------
Total liabilities                                                5,274,784       6,690,356
                                                              ------------    ------------

DEFICIENCY IN STOCKHOLDERS' EQUITY
  Preferred stock, par value $0.001 per share;
    25,000,000 shares authorized; 1,250,000 shares
    issued and outstanding as of December 31, 2006 and 2005          1,250           1,250
  Common stock, par value $0.001 per share;
    200,000,000 shares authorized, 108,791,489 and
    76,712,132 shares issued and outstanding as of
    December 31, 2006 and 2005, respectively                       108,792          76,712
  Common stock subscription                                             --         169,000
  Additional paid in capital                                     6,803,867       5,783,228
  Treasury stock, at cost                                          (87,647)        (87,647)
  Accumulated deficit                                          (11,580,603)    (11,594,404)
                                                              ------------    ------------
    Total deficiency in stockholders' equity                    (4,754,341)     (5,651,861)
                                                              ------------    ------------
                                                              $    520,443    $  1,038,495
                                                              ============    ============


See the accompanying notes to the consolidated financial statements



                                 CALBATECH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                        2006             2005
                                                   -------------    -------------
REVENUES:
  Net sales                                        $   1,250,353    $   1,292,167
  Cost of sales                                         (587,640)        (568,491)
                                                   -------------    -------------
      Gross profit                                       662,713          723,676
                                                   -------------    -------------
OPERATING EXPENSES:
  Selling and administrative                           1,925,845        2,286,479
  Depreciation and amortization                           22,073           25,797
                                                   -------------    -------------
    Total operating expenses                           1,947,918        2,312,276
                                                   -------------    -------------

LOSS FROM OPERATIONS                                  (1,285,205)      (1,588,600)

  Other income                                            13,443           19,261
  Unrealized gain (loss) on adjustment of
    derivative and warrant liability to
    fair value of underlying securities                2,007,730       (2,303,555)
  Interest expense, net                                 (722,167)      (1,138,222)
                                                   -------------    -------------

Net Income (loss) before income taxes                     13,801       (5,011,116)

Income taxes                                                  --               --
                                                   -------------    -------------

NET INCOME (LOSS)                                  $      13,801    $  (5,011,116)
                                                   =============    =============

Net Income (loss)  per common share-basic          $        0.00    $       (0.12)
                                                   =============    =============

Net Loss per common stock-assuming fully diluted   $       (0.02)             N/A
                                                   =============    =============

Weighted average number of common shares
  outstanding-basic                                   73,004,530       44,957,820
                                                   =============    =============

Weighted average number of common shares
  outstanding-fully diluted                          131,098,261
                                                   =============

See the accompanying notes to the consolidated financial statements



                                                         CALBATECH, INC.
                                         STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                         FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                                                Additional
                                    Preferred         Stock         Common         Stock         Paid in         Treasury
                                      Shares          Amount        Shares         Amount        Capital          Shares
                                   ------------   ------------   ------------   ------------   ------------    ------------
Balance as of January 1, 2005         1,250,000   $      1,250     33,939,945   $     33,940   $  4,111,103         376,111
Common stock issued on January
17, 2005 for settlement of debt
at $0.17 per share                           --             --         47,059             47          7,953              --
Common stock issued on January
21, 2005 for services rendered
at $0.17 per share                           --             --        399,423            399         67,503              --
Treasury stock purchased with
Common stock on January 21, 2005
at $0.17 per share                           --             --        334,423            335         56,517         334,423
Common stock issued on February
8, 2005 for services rendered at
$0.20 per share                              --             --        400,000            400         79,600              --
Common stock issued on March 15,
2005 for settlement of debt at
$0.064 per share                             --             --      1,000,000          1,000         63,000              --
Common stock issued on March 15,
2005 for acquisition at $0.26
per share                                    --             --        200,000            200         51,800              --
Common  stock issued on March
21, 2005 for services rendered
at $0.20 per share                           --             --        177,000            177         35,223              --
Sale of common stock on March
24, 2005 at $0.10 per share                  --             --        272,727            273         27,000              --
Common stock issued on April 22,
2005 for services rendered at
$0.14 per share                              --             --         75,000             75         10,425              --
Sale of common stock on May 14,
2005 rendered at $0.10 per share             --             --        700,000            700         69,300              --
Common stock issued on June 14,
2005 for services rendered at
$0.20 per share                              --             --         57,141             57         11,371              --
Common stock issued on June 23,
2005 for prior years' services
rendered at $0.06 per share                  --             --      1,086,667          1,087         64,113              --
Common stock issued on June 23,
2005 to officers for prior
years' compensation at $0.16 per
share                                        --             --      1,240,355          1,240        197,217              --
Common stock issued on July 26,
2005 for services rendered at
$0.20 per share                              --             --        642,856            643        127,928              --
Common stock issued on July 26,
2005 for subscription shares                 --             --        100,000            100         25,900              --

                                                                                                                (continued)

                                     Treasury                        Common
                                      Stock        Subscription       Stock        Accumulated
                                      Amount          Shares       Subscription       Deficit          Total
                                   ------------    ------------    ------------    ------------    ------------
Balance as of January 1, 2005      $    (30,795)        950,000    $    247,000    $ (6,583,287)   $ (2,220,790)
Common stock issued on January
17, 2005 for settlement of debt
at $0.17 per share                           --              --              --              --           8,000
Common stock issued on January
21, 2005 for services rendered
at $0.17 per share                           --              --              --              --          67,902
Treasury stock purchased with
Common stock on January 21, 2005
at $0.17 per share                      (56,852)             --              --              --              --
Common stock issued on February
8, 2005 for services rendered at
$0.20 per share                              --              --              --              --          80,000
Common stock issued on March 15,
2005 for settlement of debt at
$0.064 per share                             --              --              --              --          64,000
Common stock issued on March 15,
2005 for acquisition at $0.26
per share                                    --        (200,000)        (52,000)             --              --
Common  stock issued on March
21, 2005 for services rendered
at $0.20 per share                           --              --              --              --          35,400
Sale of common stock on March
24, 2005 at $0.10 per share                  --              --              --              --          27,273
Common stock issued on April 22,
2005 for services rendered at
$0.14 per share                              --              --              --              --          10,500
Sale of common stock on May 14,
2005 rendered at $0.10 per share             --              --              --              --          70,000
Common stock issued on June 14,
2005 for services rendered at
$0.20 per share                              --              --              --              --          11,428
Common stock issued on June 23,
2005 for prior years' services
rendered at $0.06 per share                  --              --              --              --          65,200
Common stock issued on June 23,
2005 to officers for prior
years' compensation at $0.16 per
share                                        --              --              --              --         198,457
Common stock issued on July 26,
2005 for services rendered at
$0.20 per share                              --              --              --              --         128,571
Common stock issued on July 26,
2005 for subscription shares                 --        (100,000)        (26,000)             --              --



                                                         CALBATECH, INC.
                                         STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                         FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                                                Additional
                                    Preferred         Stock         Common         Stock         Paid in         Treasury
                                      Shares          Amount        Shares         Amount        Capital          Shares
                                   ------------   ------------   ------------   ------------   ------------    ------------
Common stock issued on July
29, 2005 as payment towards
convertible debentures                       --             --        950,000            950         86,925              --
Common stock issued on August
15, 2005 as payment towards
convertible debentures                       --             --      1,000,000          1,000         43,000              --
Common stock issued on August
17, 2005 for services
rendered at $0.07 per share                  --             --        800,000            800         55,200              --
Common stock issued on August
24, 2005 as payment towards
convertible debentures                       --             --      2,080,000          2,080        185,120              --
Common stock issued on
September 13, 2005 as payment
towards convertible debentures               --             --      2,220,000          2,220         51,282              --
Common stock issued on
September 26, 2005 as payment
towards convertible debentures               --             --      2,220,000          2,220         27,706              --
Common stock issued on
October 3, 2005 as payment
towards convertible debentures               --             --      2,440,000          2,440         20,740              --
Common stock issued on
October 10, 2005 as payment
towards convertible debentures               --             --      2,440,000          2,440         18,300              --
Common stock issued on
October 14, 2005 as payment
towards convertible debentures               --             --      2,440,000          2,440         18,300              --
Common stock issued on
October 27, 2005 as payment
towards convertible debentures               --             --      2,440,000          2,440         18,300              --
Common stock issued on
November 2, 2005 for services
rendered at $0.05 per share                  --             --        200,000            200          9,800              --
Common stock issued on
November 4, 2005 as payment
towards convertible debentures               --             --      2,440,000          2,440         36,990              --
Common stock issued on
November 8, 2005 for services
rendered at $0.04 per share                  --             --         42,856             42          1,672              --
Common stock issued on
November 11, 2005 as payment
towards convertible debentures               --             --      2,440,000          2,440         36,990              --
Common stock issued on
November 18, 2005 as payment
towards convertible debentures               --             --      2,440,000          2,440         36,112              --

                                                                                                                (continued)


                                     Treasury                        Common
                                      Stock        Subscription       Stock        Accumulated
                                      Amount          Shares       Subscription       Deficit          Total
                                   ------------    ------------    ------------    ------------    ------------
Common stock issued on July
29, 2005 as payment towards
convertible debentures                       --              --              --              --          87,875
Common stock issued on August
15, 2005 as payment towards
convertible debentures                       --              --              --              --          44,000
Common stock issued on August
17, 2005 for services
rendered at $0.07 per share                  --              --              --              --          56,000
Common stock issued on August
24, 2005 as payment towards
convertible debentures                       --              --              --              --         187,200
Common stock issued on
September 13, 2005 as payment
towards convertible debentures               --              --              --              --          53,502
Common stock issued on
September 26, 2005 as payment
towards convertible debentures               --              --              --              --          29,926
Common stock issued on
October 3, 2005 as payment
towards convertible debentures               --              --              --              --          23,180
Common stock issued on
October 10, 2005 as payment
towards convertible debentures               --              --              --              --          20,740
Common stock issued on
October 14, 2005 as payment
towards convertible debentures               --              --              --              --          20,740
Common stock issued on
October 27, 2005 as payment
towards convertible debentures               --              --              --              --          20,740
Common stock issued on
November 2, 2005 for services
rendered at $0.05 per share                  --              --              --              --          10,000
Common stock issued on
November 4, 2005 as payment
towards convertible debentures               --              --              --              --          39,430
Common stock issued on
November 8, 2005 for services
rendered at $0.04 per share                  --              --              --              --           1,714
Common stock issued on
November 11, 2005 as payment
towards convertible debentures               --              --              --              --          39,430
Common stock issued on
November 18, 2005 as payment
towards convertible debentures               --              --              --              --          38,552



                                                         CALBATECH, INC.
                                         STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                         FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                                                Additional
                                    Preferred         Stock         Common         Stock         Paid in         Treasury
                                      Shares          Amount        Shares         Amount        Capital          Shares
                                   ------------   ------------   ------------   ------------   ------------    ------------
Common stock issued on
November 25, 2005 for
services rendered at $0.04
per share                                    --             --        200,000            200          7,800              --
Common stock issued on
December 5, 2005 as payment
towards convertible debentures               --             --        846,680            847         12,488              --
Common stock issued on
December 6, 2005 as payment
towards convertible debentures               --             --      2,440,000          2,440         35,990              --
Common stock issued on
December 14, 2005 as payment
towards convertible debentures               --             --      2,980,000          2,980         40,558              --
Common stock issued on
December 28, 2005 as payment
towards convertible debentures               --             --      2,980,000          2,980         34,002              --

Net Loss                                     --             --             --             --             --              --
                                   ------------   ------------   ------------   ------------   ------------    ------------

Balance as of December 31,
2005                                  1,250,000          1,250     76,712,132         76,712      5,783,228         710,534
Common stock issued on
January 10, 2006 as payment
towards convertible debentures               --             --      2,980,000          2,980         30,992              --
Common stock issued on
January 20, 2006 as payment
towards convertible debentures               --             --      2,980,000          2,980         30,742              --
Common stock issued on
February 13, 2006 as payment
towards convertible debentures               --             --      2,980,000          2,980         31,767              --
Common stock issued on
February 21, 2006 as payment
towards convertible debentures               --             --        777,000            777          8,391              --
Common stock issued on
February 28, 2006 as payment
towards convertible debentures               --             --        777,446            777         11,338              --
Common stock issued on March
1, 2006 to officers for prior
year's compensation at $0.025
per share                                    --             --      8,286,532          8,287        198,877              --
Common stock issued on March
1, 2006 for services rendered
at $0.09 per share                           --             --        400,000            400         35,600              --
Common stock issued on March
9, 2006 for services rendered
at $.07 per share                            --             --         25,000             25          1,725              --
Common stock issued on July
21, 2006 for services
rendered at $0.07 per share                  --             --        600,000            600         41,400              --

                                                                                                                (continued)

                                     Treasury                        Common
                                      Stock        Subscription       Stock        Accumulated
                                      Amount          Shares       Subscription       Deficit          Total
                                   ------------    ------------    ------------    ------------    ------------
Common stock issued on
November 25, 2005 for
services rendered at $0.04
per share                                    --              --              --              --           8,000
Common stock issued on
December 5, 2005 as payment
towards convertible debentures               --              --              --              --          13,335
Common stock issued on
December 6, 2005 as payment
towards convertible debentures               --              --              --              --          38,430
Common stock issued on
December 14, 2005 as payment
towards convertible debentures               --              --              --              --          43,538
Common stock issued on
December 28, 2005 as payment
towards convertible debentures               --              --              --              --          36,982

Net Loss                                     --              --              --      (5,011,117)     (5,011,117)
                                   ------------    ------------    ------------    ------------    ------------

Balance as of December 31,
2005                                    (87,647)        650,000         169,000     (11,594,404)     (5,651,861)
Common stock issued on
January 10, 2006 as payment
towards convertible debentures               --              --              --              --          33,972
Common stock issued on
January 20, 2006 as payment
towards convertible debentures               --              --              --              --          33,722
Common stock issued on
February 13, 2006 as payment
towards convertible debentures               --              --              --              --          34,747
Common stock issued on
February 21, 2006 as payment
towards convertible debentures               --              --              --              --           9,168
Common stock issued on
February 28, 2006 as payment
towards convertible debentures               --              --              --              --          12,115
Common stock issued on March
1, 2006 to officers for prior
year's compensation at $0.025
per share                                    --              --              --              --         207,164
Common stock issued on March
1, 2006 for services rendered
at $0.09 per share                           --              --              --              --          36,000
Common stock issued on March
9, 2006 for services rendered
at $.07 per share                            --              --              --              --           1,750
Common stock issued on July
21, 2006 for services
rendered at $0.07 per share                  --              --              --              --          42,000



                                                         CALBATECH, INC.
                                         STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                         FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                                                Additional
                                    Preferred         Stock         Common         Stock         Paid in         Treasury
                                      Shares          Amount        Shares         Amount        Capital          Shares
                                   ------------   ------------   ------------   ------------   ------------    ------------
Common stock issued on July
21, 2006 for subscription
shares                                       --             --        650,000            650        168,350              --
Common stock issued on August
21, 2006 for services
rendered at $0.05 per share                  --             --        690,909            691         33,854              --
Common stock issued on
October 12, 2006 for services
rendered at $0.044 per share                 --             --        355,606            356         15,291              --
Commons stock issued on
October 13, 2006 as payment
towards convertible securities               --             --        959,181            959         18,705              --
Common stock issued on
October 16, 2006 for services
rendered at $0.047 per share                 --             --        400,000            400         18,400              --
Common stock issued on
October 26, 2006 to officers
for compensation at $0.042
per share                                    --             --      6,000,000          6,000        246,000              --
Common stock issued on
November 3, 2006 for services
rendered at $0.045 per share                 --             --        125,000            125          5,500              --
Common stock issued on
December 13, 2006 for
services rendered at $0.041
per share                                    --             --      3,092,683          3,093        123,707              --

Net Loss                                     --             --             --             --             --              --
                                   ------------   ------------   ------------   ------------   ------------    ------------
Balance as of December 31,
2006                                  1,250,000   $      1,250    108,791,489   $    108,792   $  6,803,867         710,534
                                   ============   ============   ============   ============   ============    ============

                                                                                                                (continued)


                                     Treasury                        Common
                                      Stock        Subscription       Stock        Accumulated
                                      Amount          Shares       Subscription       Deficit          Total
                                   ------------    ------------    ------------    ------------    ------------

Common stock issued on July
21, 2006 for subscription
shares                                       --        (650,000)       (169,000)             --              --
Common stock issued on August
21, 2006 for services
rendered at $0.05 per share                  --              --              --              --          34,545
Common stock issued on
October 12, 2006 for services
rendered at $0.044 per share                 --              --              --              --          15,647
Commons stock issued on
October 13, 2006 as payment
towards convertible securities               --              --              --              --          19,664
Common stock issued on
October 16, 2006 for services
rendered at $0.047 per share                 --              --              --              --          18,800
Common stock issued on
October 26, 2006 to officers
for compensation at $0.042
per share                                    --              --              --              --         252,000
Common stock issued on
November 3, 2006 for services
rendered at $0.045 per share                 --              --              --              --           5,625
Common stock issued on
December 13, 2006 for
services rendered at $0.041
per share                                    --              --              --              --         126,800

Net Loss                                     --              --              --          13,801          13,801
                                   ------------    ------------    ------------    ------------    ------------
Balance as of December 31,
2006                               $    (87,647)   $         --    $         --    $(11,580,603)   $ (4,754,341)
                                   ============    ============    ============    ============    ============



                                         CALBATECH, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                       2006            2005
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                   $    13,801    $(5,011,116)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
Adjustments for depreciation and amortization                            43,706         45,028
Disposal of fixed asset                                                      --            738
Common stock issued or subscribed in connection with
  services rendered                                                     281,167        474,715
Common stock issued for officer compensation                            459,163        198,456
Common stock issued in settlement of debt                               143,388        809,600
Accretion of convertible notes payable                                  361,451        178,632
Unrealized losses (gains) on adjustment of derivative and warrant
liability to fair value of underlying securities                     (2,007,730)     2,303,555
Amortization and write off of financing costs                            71,698        135,296
Amortization of prepaid interest                                         49,911         83,423
    (Increase) decrease in:
Accounts receivable                                                      64,306        (24,114)
Inventory                                                                 3,725       (139,085)
Prepaid expenses                                                            271          5,678
    Increase (decrease) in:
Cash overdraft                                                           12,401             --
Accounts payable and accrued expenses                                   184,194         61,852
                                                                    -----------    -----------
    Net cash used in operating activities                              (318,548)      (877,342)
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets                                              (6,495)       (43,034)
                                                                    -----------    -----------
   Net cash used in investing activities                                 (6,495)       (43,034)
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net                                  --         97,273
Advances from (to) shareholders                                          67,582       (249,419)
Proceeds (payments) on notes payable and capital leases, net            (33,470)     1,334,770
                                                                    -----------    -----------
   Net cash provided by financing activities                             34,112      1,182,624
                                                                    -----------    -----------

Net decrease in cash and cash equivalents                              (290,931)       262,248
  Cash and cash equivalents at beginning of period                      301,143         38,895
                                                                    -----------    -----------
  Cash and cash equivalents at end of period                        $    10,212    $   301,143
                                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                          $    13,281    $    68,051
                                                                    ===========    ===========
  Cash paid during the period for taxes                                      --             --
Unrealized (gain) loss on adjustment of derivative and
  warrant liability to fair value of underlying securities          $(2,007,730)   $ 2,303,555
                                                                    ===========    ===========

NON - CASH FINANCING ACTIVITIES:
  Common stock issued in exchange for services                      $   740,330    $   474,715
                                                                    ===========    ===========


See the accompanying notes to the consolidated financial statements


                                               36

                                 CALBATECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation
----------------------------------

Calbatech Inc, (formerly Traffic Technology Inc.) ("Company") was organized on April 29, 2002 under the laws of the state of Nevada. The Company is focused on incubating life science based companies that are developing next generation products and technologies.

Company through its subsidiary - Molecula Research Laboratories, LLC is focused on gene function solutions using RNAi technology. Its proprietary computer algorithm - T.A.R.G.E.T.* (The Advanced RNAi Guidance Evaluation Technology) system and 10 years of gene silencing experience, allows Molecula to consistently deliver active RNA duplexes for specific target gene silencing. Molecula also develops and sells numerous research agents for cell transfection, DNA and RNA purification, protein expression, micro array analysis, gene expression analysis and other innovative and fundamental products.

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

From its inception through the date of these financial statements the Company has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of December 31, 2006, the Company has accumulated losses of $11,580,603 which include an unrealized loss on derivative and warrant liability related to convertible debentures of $295,825 for the years ended December 31, 2006 and 2005 and a goodwill impairment of $1,624,213 for the year ended December 31, 2004.

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

                                 CALBATECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


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

The total consideration paid was $257,666 and the significant components of the transaction are as follows:

Common stock retained by
Traffic shareholders                                                  $  11,997
Excess of assets acquired over
Liabilities assumed                                                    (211,997)
Treasury stock assumed                                                  (57,666)
                                                                      ---------

Goodwill impaired                                                     $ 257,666
                                                                      =========

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

The total consideration paid was $713,828 and the significant components of the transaction are as follows:

Common stock issued                                                   $ 137,700
Convertible debt issued                                                 600,000
Excess of assets acquired over
    liabilities assumed                                                 (23,872)
                                                                      ---------

Goodwill impaired                                                     $ 713,828
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
                                                                        ========

                                 CALBATECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

In November 2004, the Company acquired KD Medical, Columbia Maryland, one of the nation's leading manufacturers of microbiological culture medias and other research agents. The Company paid $350,000 in cash, 200,000 shares of common stock valued at $52,000 and incurred an obligation to pay an additional $150,000 by November, 2005. Additionally, the Company is obligated to issue up to 750,000 shares of common stock valued at $195,000 based on certain contractual milestones, such as, KD Medical's revenue in excess of $1,000,000 and earnings of $10,000 before interest and taxes for the year ended December 31, 2004 (500,000 and 250,000 shares of common stock, respectively). In 2005, KD Medical met its goals of both revenue and profitability. The Company issued 100,000 of the 750,000 shares in 2005 and remaining 650,000 shares as of December 31, 2006.

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

Use of Estimates
----------------

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                                 CALBATECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

Components of inventories as of December 31, 2006 and 2005 are as follows:

                                                      2006                2005
                                                    --------            --------
Raw materials                                       $133,936            $180,429
Finished goods                                        78,469              35,701
                                                    --------            --------

Total                                               $212,405            $216,130
                                                    ========            ========

Property and Equipment
----------------------

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

Furniture and fixtures                                  5 years
Office equipment                                        3 to 5 years
Manufacturing equipment                                 3 to 8 years

                                 CALBATECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets
-------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs. The Company did not incurred an impairment loss for the years ended December 31, 2006 and 2005

Income Taxes
------------

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

Research and Development
------------------------

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur expenditures on research and product development for the years ended December 31, 2006 and 2005.

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company charged to operations $4,437 and $2,136, as advertising costs for the year ended December 31, 2005 and 2004, respectively.

                                 CALBATECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

Stock Based Compensation
------------------------

Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board ("FASB") Statement No. 123(R), "Share-Based Payment" ("SFAS 123R"), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, because the stock option grant price equaled the market price on the date of grant, and any purchase discounts under the Company's stock purchase plans were within statutory limits, no compensation expense was recognized by the Company for stock-based compensation. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements. The Company did not issue any stock options during the years ended December 31, 2006 and 2005.

Effective January 1, 2006, the beginning of the Company's first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted, modified, or settled stock options. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method.

Total stock-based compensation expense recognized in the consolidated statement of earnings for the year ending December 31, 2006 was $0, net of tax effect.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options for the year ended December 31, 2006, in accordance with SFAS 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure:

                                 CALBATECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation (continued)
------------------------------------
                                                                   Year ended
                                                               December 31, 2005
                                                               -----------------
Net loss attributable to common stockholders -as reported        $(5,011,116)
Add. Total stock based employee compensation expense as
 reported under intrinsic value method (APB No. 25)                   --
Deduct Total stock based employee compensation expense
  as reported under fair value based method (SFAS No. 123)            --
Net loss -Pro Forma                                              $(5,011,116)
Net loss attributable to common stockholders - Pro forma         $(5,011,116)
Basic (and assuming dilution) loss per share -as reported          $ (0.12)
Basic (and assuming dilution) loss per share - Pro forma           $ (0.12)


Disclosure for the year ended December 31, 2006 is not presented because the amounts, if any, are recognized in the consolidated financial statements.

Liquidity
---------

As shown in the accompanying financial statements, the Company incurred a net income (loss) of $13,801 and $(5,011,116) during the years ended December 31, 2006 and 2005, respectively. The Company's total liabilities exceeded its total assets by $4,754,341 as of December 31, 2006.

Concentration of Credit Risk
----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At December 31, 2006 and 2005, allowance for doubtful account balance was $17,642 and $27,982, respectively.

Net income (loss) per share
---------------------------

The following reconciliation of net income and share amounts used in the computation of income (loss) per share for the year ended December 31, 2006:

                                                                  Year Ended
                                                               December 31, 2006
                                                               -----------------
Net income used in computing basic net income per share        $         13,801
Impact of assumed assumptions:
Amortization of debt discount (interest expense) on
  convertible debentures                                                361,451
Impact of equity classified as liability:
Gain on warrant liability and derivative to fair value               (2,007,730)
                                                               ----------------
Net Income (loss) in computing diluted net income (loss)
  per share:                                                   $     (1,632,478)
                                                               ================

The weighted average shares outstanding used in the basic net income per share computations for the year ended December 31, 2006 was 73,004,530. In determining the number of shares used in computing diluted loss per share, the Company added approximately 58,093,731 potentially dilutive securities for the year ended December 31, 2006. The potentially dilutive securities added were attributable to the warrants and convertible debentures outstanding. As a result, the diluted loss per share for the year ended December 31, 2006 was $0.02.

                                 CALBATECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements
-----------------------------

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143", which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than its last quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' unaudited financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

On February 16, 2006 the FASB issued SFAS 155, "Accounting for Certain Hybrid Instruments," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

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

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). "Accounting for uncertainty in Income Taxes". FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, "ACCOUNTING FOR CONTINGENCIES". FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet evaluated the impact of adopting FIN 48 on our consolidated financial position, results of operations and cash flows.

In September 2006 the Financial Account Standards Board (the "FASB") issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

                                 CALBATECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements (Continued)
-----------------------------------------

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company's financial condition or results of operations.

Reclassifications
-----------------

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE B - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at December 31, 2006 and 2005 are as follows:

                                                            2006          2005
                                                          --------      --------
           Furniture and fixtures                         $ 41,260      $ 41,260
           Equipment                                       351,138       344,643
           Computer equipment                               56,654        56,654
                                                          --------      --------
                                                           449,052       442,557
           Less: Accumulated depreciation                  325,387       281,681
                                                          --------      --------

           Net property and equipment                     $123,665      $160,876
                                                          ========      ========


The total depreciation expense for the year ended December 31, 2006and 2005amounted to $43,706 and $45,028, respectively of which $21,633 and $19,231 is included in cost of goods sold for each respective year.

NOTE C - NOTES PAYABLE

Notes payable at December 31, 2006 and 2005 consists of the following:

                                                           2006          2005
                                                         ---------    ---------
Note payable-State of Maryland, accrues interest at 0%
per annum, unsecured. In accordance with a forbearance
agreement, if KD Medical defaults on any payments,
cumulative interest at 10% per annum will be added
As of December 31, 2006, cumulative amount of interest
was $245,556                                               249,400      335,800

Notes payable-unsettled claims from acquisition of
Molecularware; accrues interest at 12% per annum,
unsecured                                                  175,273      175,273

Notes payable-settlement of outstanding claims of
Molecularware; accrues interest at 12% per annum,
unsecured                                                   45,138       45,138

Notes payables-shareholders, accrues interest at 0% per
annum, unsecured                                            84,878       17,295
                                                         ---------    ---------
                                                           554,689      573,506
Less: current maturities:                                 (554,689)    (573,506)
                                                         ---------    ---------
                                                         $      --    $      --
                                                         =========    =========

                                 CALBATECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE C - NOTES PAYABLE (CONTINUED)

Calbatech agreed to issue up to $600,000 of convertible debentures to Molecularware to settle debts. The time frame for settling those debts and issuing convertible debentures was ninety days. As of December 31, 2006, $45,138 was settled in the form of debentures. $175,273 remains on Molecularware's books as non-settled, non-converted debt, and to date, there has not been a claim made to Molecularware for payment. Further, the company has not been able to verify that such debt ever existed. The remaining $379,589 left from the balance of the $600,000 that CalbaTech offered to use for settlement of debts has been extinguished through other means of payment.

NOTE D - NOTES PAYABLE - BANKS

Notes payable - bank at December 31, 2006 and 2005 consists of the following:


                                                                         2006        2005
                                                                       --------    --------
         Bank term debt, guaranteed by its officers, and bears
         interest at a rate of 9% per annum, with monthly
         payments of $1,048 over five years, maturing Oct, 2009        $ 30,548    $ 38,757

         Lines of credit, guaranteed by its officers, in the total
         amount of $74,150 and bears interest rates from 9.4% to
         14.24% per annum. The credit line calls for minimum payment
         of interest only                                                57,892      10,884
                                                                       --------    --------
                                                                         88,440      49,641
         Less: current portion                                          (67,250)    (18,280)
                                                                       --------    --------

                                                                       $ 21,190    $ 31,361
                                                                       ========    ========

NOTE E - CONVERTIBLE NOTES PAYABLE

A summary of convertible promissory notes payable at December 31, 2006 and 2005 is as follows:

                                                                                    2006         2005
                                                                                  ---------    ---------
         10% convertible debenture, with related party, is payable on demand, unpaid principal together with accrued and unpaid interest is, at the option of the holder, convertible into shares of the Company's common stock at a time or conversion price equal to fifty percent of the closing price of the Company's common stock on the date of conversion
         The Company has recorded $100,000 as a beneficial conversion discount-interest expense during the year ended December 31, 2003
         In 2005, the note was converted to a non-interest bearing debenture      $  53,577    $  76,028


         10% convertible debenture with interest due quarterly subject to certain conditions, due three years from the date of the note. The holder has the option to convert unpaid principal to the Company's common stock at the lower of (i) $0.14 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company's assets and intellectual
         property and  registration  rights. (see below)                            540,083      178,632
                                                                                  ---------    ---------
                                                                                    593,660      254,660
         Less: current maturities                                                   (53,577)     (76,028)
                                                                                  ---------    ---------
                                                                                  $ 540,083    $ 178,632
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

                                 CALBATECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE E - CONVERTIBLE NOTES PAYABLE (CONTINUED)

As of December 31, 2006, the Company issued to the investors Convertible Notes in a total amount of $2,000,000 in exchange for net proceeds of $1,635,667. The proceeds that the Company received were net of prepaid interest of $133,333 representing the first eight month's interest calculated at 10% per annum for the aggregate of $2,000,000 of convertible notes, and related fees and costs of $255,000. Prepaid interest is amortized over the first eight months of the note and capitalized financing costs were amortized over the maturity period (three years) of the convertible notes.

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

         o Subsequent to the initial recording, the increase in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the increase in the intrinsic value of the embedded derivative in the conversion feature of the convertible debentures are accrued as adjustments to the liabilities at December 31, 2006.

         o The expense relating to the increase in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included as an other comprehensive income item in the form of an unrealized interest expense arising from convertible financing on the Company's balance sheet.

         o    Accreted principal of $540,083 as of December 31, 2006.

The following table summarizes the various components of the convertible debentures as of December 31, 2006:

       Convertible debentures:                                      $   540,083
       Warrant liability                                                563,728
       Derivative liability                                           1,732,097
                                                                    -----------
                                                                      2,835,908

       Cumulative adjustment of derivative and warrant liability
       to fair value                                                   (295,825)
       Net unrealized loss related to conversion of convertible
       note to common shares charged to interest expense               (880,988)
       Accretion of principal related to convertible debenture         (540,083)
                                                                    -----------
       Total convertible debentures:                                $ 1,119,012
                                                                    ===========

NOTE F - CONVERTIBLE PREFERRED STOCK

On April 15, 2004, the Company issued 1,250,000 shares of Preferred Stock at a price of $0.20 per share to one entity. The preferred shares issued are convertible on a 1 to 1.5 basis of preferred stock to common shares. These shares have not been converted as of December 31, 2006.

NOTE G - COMMON STOCK

In January 2005, the Company issued 47,059 shares of common stock as settlement of debt at $0.17 per share, which did not differ materially from the underlining debt incurred.

                                 CALBATECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE G - COMMON STOCK (CONTINUED)

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

                                 CALBATECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE G - COMMON STOCK (CONTINUED)

In July 2006, the Company issued 650,000 shares of common stock in settlement of a stock subscription issued in conjunction with the acquisition of KD Medical.

In August 2006, the Company issued 690,909 shares of common stock for services rendered at $0.05 per share, which represents the value of the services received and which did not differ materially from the value of the stock issued.

In October 2006, the Company issued 355,606 shares of common stock for services rendered at $0.044 per share, which represents the value of the services received and which did not differ materially from the value of the stock issued.

In October 2006, the Company issued 959,181 shares of common stock in exchange for convertible notes payable of $19,663.

In October 2006, the Company issued 400,000 shares of common stock for services rendered at $0.047 per share, which represents the value of the services received and which did not differ materially from the value of the stock issued.

In October 2006, the Company issued 6,000,000 shares of common stock for officer's compensation, at $0.042 per share, which represented the value of the services received and which did not differ materially from the value of the stock when services were rendered.

In November 2006, the Company issued 125,000 shares of common stock for services rendered at $0.045 per share, which represents the value of the services received and which did not differ materially from the value of the stock issued.

In December 2006, the Company issued 3,092,683 shares of common stock for services rendered at $0.041 per share, which represents the value of the services received and which did not differ materially from the value of the stock issued.


NOTE H - OPTIONS AND WARRANTS

Non-Employee Stock Options
--------------------------

On December 1, 2002, the Company issued 80,000 options to a consultant as incentive to enter into a consulting agreement with the Company for a period of one year. The 80,000 options vest quarterly over a period of three years with an exercise price of $.01 per share and a life of ten years from the date of grant.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to consultants at December 31, 2006.

                                                    Options Outstanding                       Options Exercisable
                                                    -------------------                       -------------------

Exercise            Number               Weighted Average         Weighed Average
Price               Outstanding        Remaining Contractual       Exercise Price      Number       Weighted Average
                                           Life (Years)                                Exercisable  Exercise Price
$0.001              80,000                     5.92                    $0.001            80,000         $0.001


Transactions involving stock options issued to consultants are summarized as follows:

                                                          Weighted Average
                                     Number of Shares     Price Per Share
                                     ----------------     ---------------
Outstanding at December 31, 2004          80,000               $0.01
     Granted                                   -                   -
     Exercised                                 -                   -
     Canceled or expired                       -                   -
                                         --------              ------
Outstanding at December 31, 2005          80,000                0.01
     Granted                                   -                   -
     Exercised                                 -                   -
     Canceled or expired                       -                   -
                                         --------              ------
Outstanding at December 31, 2006          80,000               $0.01
                                         ========              ======




                                 CALBATECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE H - OPTIONS AND WARRANTS (CONTINUED)

Warrants
--------

The Company granted an aggregate of -0- and 12,143,290 warrants during the year ended December 31, 2006 and 2005, respectively, in connection with the issuance of convertible notes payable (see note E). The Company did not grant any compensatory warrants during the years ended December 31, 2006 and 2005. The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock.

                                 Warrants Outstanding                                    Warrants Exercisable
                                 --------------------                                    --------------------
                                            Weighted Average         Weighted                        Weighted
                            Number       Remaining Contractual        Average          Number         Average
Exercise Price           Outstanding          Life (Years)         Exercise Price    Exercisable   Exercise Price
--------------           -----------          ------------         --------------    -----------   --------------
$0.20                      6,071,645             3.50                   $0.20          6,071,645       $0.20
$0.35                      6,071,645             3.50                   $0.35          6,071,645       $0.35
                         -----------                                                  ----------
                          12,143,290             3.50                   $0.275        12,143,290       $0.275
                         ===========                                                  ==========

Transactions involving warrants issued to non-employees are summarized as follows:

                                                          Weighted Average Price
                                        Number of Shares         Per Share
                                        ----------------         ---------
Outstanding as of January 1, 2005               -                 $0.275
  Granted                                  12,143,290                -
  Exercised                                     -                    -
  Canceled or expired                           -                    -
                                           ----------             ------
Outstanding as of December 31, 2005        12,143,290              0.275
  Granted                                       -                    -
  Exercised                                     -                    -
  Canceled or expired                           -                    -
                                           ----------             ------
Outstanding as of December 31, 2006        12,143,290             $0.275
                                           ==========             ======


NOTE I - RELATED PARTY TRANSACTIONS

From time to time the Company's officers and shareholders advance funds to the Company. The notes payable-related parties balance outstanding was $84,878 and $17,295 as of December 31, 2006 and 2005, respectively. No formal arrangements or repayment terms exist (see Note E).


NOTE J - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2006 and 2005 are as follows:

                                                        2006              2005
                                                        ----              ----
                                                     ----------         --------
Accounts payable                                     $  242,195         $210,117
Accrued salaries                                        244,571          218,579
Payroll liabilities                                     366,361          338,101
Accrued Interest                                        191,758           93,893
                                                     ----------         --------
                                                     $1,044,885         $860,690
                                                     ==========         ========

                                 CALBATECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE K - INCOME TAXES

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. A management estimates that at December 31, 2006, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $9,000,000, expiring in the year 2023, that may be used to offset future taxable income. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of December 31, 2006 and 2005 are as follows: Non current:

                                                    2006                2005
                                                 -----------        -----------

Net operating loss carry forward                 $ 3,150,000        $ 3,150,000
Valuation allowance                               (3,150,000)        (3,150,000)
                                                 -----------        -----------
Net deferred tax asset                                    --                 --
                                                 ===========        ===========

NOTE L - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share as of December 31 2006 and 2005, respectively:

                                                        2006           2005
                                                   -------------    -----------
Income (Loss) available for common shareholders    $      13,801    $(5,011,116)
Basic income (loss) per share                      $        0.00    $     (0.12)
Fully diluted loss per share                       $       (0.02)           N/A
Weighted average common shares outstanding-basic      73,004,530     44,957,820
Weighted average common shares-fully diluted         131,098,261            N/A

Net loss per share is based upon the weighted average shares of common stock outstanding.

NOTE M - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments
---------------------------

The Company leases office space in Irvine, California at a rate of approximately $4,345 per month and production and administration facilities in Columbia, Maryland at a rate of approximately $12,393 per month.

Schedule of future minimum lease payments under operating equipment and premises leases at December 31, 2006 are as follows:

                       2007       $148,714
                       2008        125,159
                       2009        128,631
                       2010        132,188
                       2011        135,849
                                  --------
                       Total      $670,541
                                  ========

Rental expenses charged to operations for the years ended December 31, 2006 and 2005 were $133,900 and $192,113, respectively.

                                 CALBATECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE M - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Capital Lease Obligations
-------------------------

The Company leases equipment financed by capital leases. Equipment included the following amounts for capitalized leases at December 31, 2006 and 2005:

                                                              2006         2005
                                                            -------      -------
                Equipment                                   $84,756      $84,756
                Computers                                     3,010        3,010
                                                            -------      -------
                                                             87,766       87,766
                Less accumulated depreciation                25,803       12,258
                                                            -------      -------
                Net                                         $61,963      $75,508
                                                            =======      =======

The Company has capital leases for equipment used in its operation. The future minimum lease payments at December 31, 2006 are as follows:

                       2007                                         $ 38,489
                       2008                                           14,070
                       2009                                           14,070
                       2010                                            4,690
                       2011
                                                                    --------
                                                                      71,319
                       Less: amount representing interest             (5,788)
                                                                    --------
                                                                      65,531
                       Less: current Portion                         (35,642)
                                                                    --------
                       Long-term Portion                            $ 29,889
                                                                    ========

The Company has recorded equipment purchased under non-cancelable leases with an original cost of $-0-0 and $57,960 as of December 31, 2006 and 2005, respectively. Depreciation expenses of $13,545 and $11,193 have been charged to operations for the years ended December 31, 2006 and 2005, respectively for leased equipment.

Employment Agreements
---------------------

The Company has employment agreements with key employees. In addition to salary and benefit provisions, the agreements include defined commitments should the employees terminate the employment with or without cause.

NOTE N - DEFAULT LIABILITY

As of December 31, 2006, a default liability totaling $619,354, including accrued interest at statutory rates, existed against the Corporation's subsidiary, KD Medical, Inc. The Company will contest any attempt to enforce said default.

NOTE O - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the years ended December 31, 2006 and 2005, the Company has incurred operating losses of $1,285,205 and $1,588,600, respectively. In addition, the Company has a deficiency in stockholder's equity of $4,754,341 and $5,651,861 at December 31, 2006 and 2005, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

                                  EXHIBIT INDEX

Exhibit No.     Description
-----------     ----------------------------------------------------------------

2.1             Articles of Incorporation*
2.1.1 Articles of Amendment to Articles of Incorporation, dated September 16, 1998*
2.1.2           Articles of Amendment dated March 20, 2003*
2.1.3           Articles of Merger dated March 20, 2003 for redomicile *
2.1.3.1         Merger Agreement underlying Articles of Merger for redomicile *
2.1.4 Articles of Merger dated March 20, 2003 for merger of subsidiary, CalbaTech, Inc., into Parent, Traffic Technology, Inc. with name change to CalbaTech, Inc. post merger *
2.1.4.1 Merger Agreement underlying Articles of Merger for merger of Subsidiary and Parent and concurrent name change *
2.2             Bylaws of Traffic Technology, Inc., a Nevada Corporation *
6.1 Consulting Agreement with Pinnacle West Capital Corporation, dated May 30, 2000*
6.2             Distributor Agreement with Layton Solar, dated April 3, 2000*
6.2.1           Amendment to Distributor Agreement with Layton Solar, dated
                August 24, 2000*
6.3             Distributor Agreement with IMS Industries, dated March 17, 2000*
6.4 Distributor Agreement with Taiwan Signal Technologies Co., dated June 30, 2000*
6.5 Distributor Agreements with Artflex, Sinalizacao and Viaria Ltd., dated August 7, 2000*
6.6             Distributor Agreement with Supremetech Engineering Co. dated
                August 15, 2000*
6.7 Consulting Service Agreement for LED Traffic Signal Technology Transfer and Licensing with JCI Group, Inc. (China), dated January 8, 2001*
6.8 LED Single Lens Traffic Signal Technology Transfer and Consulting Service Agreement with JCI Group, Inc. Japan), dated April 25, 2001*
6.9             Form of Distributor Agreement (United States)*
10.1            Employment Agreement for James DeOlden *
10.2            Employment Agreement for Edward Deese *
10.3            Employment Agreement for John Gordon *
10.4            Employment Agreement for David Killen *
10.5            Asset Purchase Agreement (Zoval Enterprises) *
10.6 Agreement and Plan of Reorganization for the acquisition of Molecularware *
10.7 Agreement and Plan of Reorganization for the acquisition of Molecula *
10.8            Lease Agreement for KD Medical with Snowden First, LLC *
23.1            Consent of De Joya Griffith & Company, LLC (filed herein)
24.1            Power of Attorney (filed herein)
31.1            Certification of Principal Executive Officer
31.2            Certification of Chief Financial Officer
32.1            Certification pursuant of Chief Executive Officer to 18 U.S.C.
                Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.
32.2            Certification pursuant of Chief Financial Officer to 18 U.S.C.
                Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.

*Documents previously filed with the SEC