Form 10QSB
period 2007-03-31
CALBATECH INC
filed 2007-05-29
CIK 1156293

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH
31, 2007

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No___

As of March 31, 2007, the Company had 121,270,079 shares of common stock issued and outstanding.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets:
March 31, 2007 and December 31, 2006

Condensed Consolidated Statements of Operations:
Three Months Ended March 31, 2007 and 2006

Condensed Consolidated Statements of Cash Flows:
Three Months Ended March 31, 2007 and 2006

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

Signature

                                  CALBATECH, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS




                                                             (unaudited)
                                                              March 31,               December 31,
                                                               2006                       2006
                                           ASSETS
CURRENT ASSETS:
  Cash                                                        $     7,394             $    10,212
  Accounts receivable, net of allowance
  of $18,667 and $17,642, respectively                            131,860                  94,181
  Inventory                                                       169,076                 212,405
  Prepaid expenses                                                 31,691                  31,973
    Total current assets                                          340,021                 348,771

Fixed assets, net                                                 114,637                 123,665

Other assets:
  Unamortized financing costs, net of
  accumulated amortization and write off
  of $257,130 and $248,994, respectively                           39,871                  48,007

                                                             $    494,529            $    520,443

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

  Cash overdraft                                             $     3,691             $     12,401
  Accounts payable and accrued  expenses                         972,310                1,044,884
  Capital leases payable                                          35,865                   35,642
  Notes payable - banks                                           66,989                   67,250
  Notes payable, including $115,675 and
  $84,878 to related parties, respectively                       563,886                  554,689
  Settlement liability                                           631,741                  619,354
  Convertible notes payable                                       53,577                   53,577
    Total current liabilities                                  2,328,059                2,387,797

Long term debt, less current maturities:
  Capital leases payable                                          26,942                   29,889
  Derivative liability related to convertible debentures       1,412,266                1,732,097
  Warrant liability related to convertible debentures            356,242                  563,728
  Note payable to banks                                           18,501                   21,190
  Convertible notes payable                                      621,763                  540,083
    Total long term liabilities                                2,435,714                2,886,987
Total liabilities                                              4,763,773                5,274,784

DEFICIENCY IN STOCKHOLDERS' EQUITY
  Preferred stock, par value $0.001 per
  share; 25,000,000 shares authorized;
  1,250,000 shares issued and outstanding
  as of March 31, 2007 and December 31, 2006                       1,250                    1,250
  Common stock, par value $0.001 per
  share;  200,000,000 shares authorized,
  121,270,079 and 108,791,489 shares
  issued and outstanding as of March 31, 2007 and
  December 31, 2006, respectively                                121,271                  108,792
  Common stock subscription                                            -                        -
  Additional paid in capital                                   7,210,435                6,803,867
  Treasury stock, at cost                                        (87,647)                 (87,647)
  Accumulated deficit                                        (11,514,553)             (11,580,603)
    Total deficiency in stockholders' equity                  (4,269,244)              (4,754,341)

                                                            $    494,529             $    520,443


      See the accompanying notes to the consolidated financial statements

                                        CALBATECH, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)




                                                                 Three months ended March 31,
                                                                 2007                   2006
REVENUES:
  Net sales                                                      $    311,970           $    412,567
  Cost of sales                                                      (152,142)              (195,095)
      Gross profit                                                    159,828                217,472

OPERATING EXPENSES:
  Selling and administrative                                          468,311                568,637
  Depreciation and amortization                                         3,612                  6,053
    Total operating expenses                                          471,923                574,690

LOSS FROM OPERATIONS                                                 (312,095)              (357,218)
  Other income                                                          3,075                  4,700
  Unrealized gain (loss) on adjustment
  of derivative and warrant liability to
  fair value of underlying securities                                 527,316              1,793,807
  Interest expense, net                                              (152,245)              (263,750)

Net Income before income taxes                                         66,050              1,177,539

Income taxes                                                                -                      -

NET INCOME                                                       $     66,050           $  1,177,539

Net Income per common share-basic  (Note A)                      $       0.00           $       0.01

Net Loss per common stock-assuming fully
diluted (Note A)                                                  (See Note A)           (See Note A)

Weighted average number of common shares
outstanding-basic                                                 114,796,261             86,669,385

Weighted average number of common shares
outstanding-fully diluted                                         (See Note A)           (See Note A)


       See the accompanying notes to the consolidated financial statements





                                           CALBATECH, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                                                 Three months ended March 31,
                                                                 2007                   2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $    66,050            $  1,177,539
  Adjustments to reconcile net loss to
  net cash used in operating activities:
Adjustments for depreciation and amortization                          9,028                  11,437
Common stock issued or subscribed in
connection with services rendered                                     90,001                  37,750
Common stock issued for officer compensation                         311,040                 207,163
Common stock issued in settlement of debt                             18,006                 123,725
Accretion of convertible notes payable                                81,680                  85,107
Unrealized losses (gains) on
adjustment of derivative and warrant
liability to fair value of underlying securities                    (527,316)             (1,793,807)
Amortization and write off of financing costs                          8,136                  47,588
Amortization of prepaid interest                                           -                  29,231

(Increase) decrease in:
Accounts receivable                                                  (37,679)                 15,598
Inventory                                                             43,329                  26,427
Prepaid expenses                                                         282                  (9,133)

Increase (decrease) in:
Cash overdraft                                                        (8,710)                      -
Accounts payable and accrued expenses                                (72,575)                (65,397)
    Net cash used in operating activities                            (18,728)               (106,772)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets                                                -                  (6,495)
   Net cash used in investing activities                                   -                  (6,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (to) shareholders                                       30,795                       -
Proceeds (payments) on notes payable and capital leases, net         (14,885)                (21,978)
   Net cash provided by financing activities                          15,910                 (21,978)

Net decrease in cash and cash equivalents                             (2,818)               (135,245)
  Cash and cash equivalents at beginning of period                     10,212                301,143
  Cash and cash equivalents at end of period                            7,394                165,898

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                              2,870                  2,747
  Cash paid during the period for taxes                                     -                      -
Unrealized (gain) loss on adjustment
of derivative and warrant liability to
fair value of underlying securities                                  (527,316)            (1,793,807)

NON - CASH FINANCING ACTIVITIES:
  Common stock issued in exchange for services                        401,041                244,913



      See the accompanying notes to the consolidated financial statements


                                 CALBATECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

The total consideration paid was $1,605,213 and the significant components of the transaction are as follows:

Cash paid                                            $350,000
Excess of liabilities assumed over assets acquired    858,213
Debt issued                                           150,000
Common stock issued at acquisition                     52,000
Original obligation to additional shares of common
stock based on operating performance milestones       195,000
Goodwill impaired                                  $1,605,213

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

SAB 104   incorporates   Emerging Issues Task Force 00-21 ("EITF 00-
21"), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

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

Components of inventories as of March 31, 2007 and December 31, 2006 are as follows:

                                           March 31,        December 31,
                                             2006             2006

Raw materials                              $140,805         $133,936
Finished goods                               28,271           78,469

Total                                      $169,076         $216,130

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

Furniture and fixtures                                5 years
Office equipment                                      3 to 5 years
Manufacturing equipment                               3 to 8 years

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs. The Company did not incurred an impairment loss for the three months ended March 31, 2007 and 2006

Income Taxes

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

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of
Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for
Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred.
Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur expenditures on research and product development for the three months ended March 31, 2007 and 2006.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company charged to operations $63 and $2,291, as advertising costs for the three months ended March 31, 2007 and 2006, respectively.

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

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
Upon adoption of SFAS 123(R), the Company is using the Black-Scholes option-pricing model as its method of valuation for share-based awards granted beginning in fiscal 2006, which was also previously used for the Company's pro forma information required under SFAS 123. The Company's determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company's expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

The Company had no employee stock options issued and outstanding at March 31, 2007. All prior awards of stock options were vested at the time of issuance in prior years.

Net income (loss) per share

The following reconciliation of net income and share amounts used in the computation of income (loss) per share for the three months ended March 31, 2007 and 2006:

                                           March 31,        March 31,
                                             2007             2006

Net income used in
computing basic net income per share       $  66,050        $1,177,539

Impact of assumed assumptions:

Amortization of debt discount (interest
expense) on convertible debentures            81,680            85,107

Impact of equity classified as liability:
Gain on warrant liability
marked to fair value                        (527,316)       (1,793,807)

Net loss in computing
diluted net income (loss) per share:      $ (379,586)      $  (581,161)

The weighted average shares outstanding used in the basic net income per share computations for the three months ended March 31, 2007 and March 31, 2006 was 114,796,261 and 86,669,385, respectively. In determining the number of shares used in computing diluted loss per share for the three months ended March 31, 2007 and 2006, common stock equivalents derived from shares issuable in conversion of the Callable Secured Convertible Notes and exercise of warrants are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss from operations of $312,095 and $357,218 during the three months ended March 31, 2007 and 2006, respectively. The Company's total liabilities exceeded its total assets by $4,269,244 as of March 31, 2007.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At March 31, 2007 and December 31, 2006, allowance for doubtful account balance was $18,667 and $17,642, respectively.

New Accounting Pronouncements

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.

For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has not yet determined the impact that the adoption of FSP 00-19-2 will have on its financial statements.

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

NOTE B - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at March 31, 2007 and December 31, 2006 are as follows:

                                     March 31,         December 31,
                                       2007                2006

Furniture and fixtures               $  41,260           $  41,260
Equipment                              351,138             351,138
Computer equipment                      56,654              56,654

                                       449,052             449,052
Less: Accumulated depreciation         334,415             325,387

Net property and equipment           $ 114,637           $ 123,665

The total depreciation expense for the three months ended March 31, 2007 and 2006amounted to $9,028 and $11,437, respectively of which $5,416and $5,384 is included in cost of goods sold for each respective period.

NOTE C - NOTES PAYABLE

Notes payable at March 31, 2007 and December 31, 2006 consists of the following:

                                          March 31,         December 31,
                                            2007                2006

Note payable-State of Maryland,
accrues interest at 0% per
annum, unsecured.  In
accordance with a forbearance
agreement, if KD Medical
defaults on any payments,
cumulative interest at 10% per
annum will be added. as of
December 31, 2006, cumulative
amount of interest was $251,791           $  227,800         $  249,400

Notes payable-unsettled claims
from acquisition of
Molecularware; accrues interest
at 12% per annum, unsecured                  175,273            175,273

Notes payable-settlement of
outstanding claims of
Molecularware; accrues interest
at 12% per annum, unsecured                   45,138             45,138

Notes payables-shareholders,
accrues interest at 0% per
annum, unsecured                             115,675             84,878

                                             563,886            554,689

Less: current maturities:                   (563,886)          (554,689)

                                          $        -         $        -

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

NOTE D - NOTES PAYABLE - BANKS

Notes payable - bank at March 31, 2007 and December 31, 2006 consists of the following:

                                          March 31,         December 31,
                                            2007                2006

Bank term debt, guaranteed by
its officers, and bears interest
at a rate of 9% per annum, with
monthly payments of $1,048 over
five years, maturing Oct, 2009            $   27,705         $   30,548

Lines of credit, guaranteed by
its officers, in the total
amount of $74,150 and bears
interest rates from 9.4% to
14.24% per annum. The credit
line calls for minimum payment
of interest only                             57,785              57,892

                                             85,490              88,440

Less: current portion                       (66,989)            (67,250)

                                         $   18,501          $   21,190

NOTE E - CONVERTIBLE NOTES PAYABLE

A summary of convertible promissory notes payable at March 31, 2007 and December 31, 2006 is as follows:


                                          March 31,         December 31,
                                            2007                2006

10% convertible debenture, with
related party, is payable on
demand, unpaid principal
together with accrued and unpaid
interest is, at the option of
the holder, convertible into
shares of the Company's common
stock at a time or conversion
price equal to fifty percent of
the closing price of the
Company's common stock on the
date of conversion. The Company
has recorded $100,000 as a
beneficial conversion discount-
interest expense during the year
ended December 31, 2003. In
2005, the note was converted to
a non-interest bearing debenture.         $   53,577        $   53,577

10% convertible debenture with
interest due quarterly subject
to certain conditions, due three
years from the date of the note.
The holder has the option to
convert unpaid principal to the
Company's common stock at the
lower of (i) $0.14 or (ii) 50%
of the average of the three
lowest intraday trading prices
for the common stock on a
principal market for the twenty
days before, but not including,
conversion date.  The Company
granted the note holder a
security interest in
substantially all of the
Company's assets and
intellectual property and
registration rights. (see below)           621,763           540,083

                                           675,340           593,660

Less: current maturities                   (53,577)         (53,577)

                                         $ 621,763        $   40,083

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

As of March 31, 2007, the Company issued to the investors Convertible Notes in a total amount of $2,000,000 in exchange for net proceeds of $1,635,667. The proceeds that the Company received were net of prepaid interest of $133,333 representing the first eight month's interest calculated at 10% per annum for the aggregate of $2,000,000 of convertible notes, and related fees and costs of $255,000.
Prepaid interest is amortized over the first eight months of the note and capitalized financing costs were amortized over the maturity period (three years) of the convertible notes.

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

The accompanying financial statements comply with current requirements relating to warrants and embedded warrants as described in FAS 133, EITF 98-5 and 00-27, and APB 14 as follows:

     - The Company allocated the proceeds received between convertible debt and the detachable warrants based upon the relative fair market values on the dates the proceeds were received.

     - Subsequent to the initial recording, the increase in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the increase in the intrinsic value of the embedded derivative in the conversion feature of the convertible debentures are accrued as adjustments to the liabilities at March 31, 2007.

     - The expense relating to the increase in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included as an other comprehensive income item in the form of an unrealized interest expense arising from convertible financing on the Company's balance sheet.

     - Accreted principal of $621,763 as of March 31, 2007.

The following table summarizes the various components of the convertible debentures as of March 31, 2007:

     Convertible debentures:                                 $  621,763
     Warrant liability                                          356,242
     Derivative liability                                     1,412,266

                                                              2,390,271

Cumulative adjustment of derivative
and warrant liability to fair value                             231,493

Net unrealized loss related to
conversion of convertible note to
common shares charged to interest expense                     (898,994)

Accretion of principal related to convertible debenture       (621,763)

Total convertible debentures:                                $1,101,007

NOTE F - CONVERTIBLE PREFERRED STOCK

On April 15, 2004, the Company issued 1,250,000 shares of Preferred Stock at a price of $0.20 per share to one entity. The preferred shares issued are convertible on a 1 to 1.5 basis of preferred stock to common shares. These shares have not been converted as of March 31, 2007.

NOTE G - COMMON STOCK

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

In February 2007, the Company issued 9,000,000 shares of common stock for officer's prior year's compensation, at $0.035 per share, which represented the value of the services received and which did not differ materially from the value of the stock when services were rendered.

In February 2007, the Company issued 978,590 shares of common stock in exchange for convertible notes payable of $18,006.

In March 2007, the Company issued 2,500,000 shares of common stock for services rendered at $0.036 per share, which represents the value of the services received and which did not differ materially from the value of the stock issued.

NOTE H - OPTIONS AND WARRANTS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to consultants at March 31, 2007.




                                                             Options Outstanding                  Options Exercisable
Exercise                   Number              Weighted Average          Weighed Average
Price                   Outstanding         Remaining Contractual        Exercise Price        Number         Weighted Average
                                                Life (Years)                                 Exercisable       Exercise Price
$0.001                  80,000                        5.67                 $0.001             80,000              $0.001


Transactions involving stock options issued to consultants are summarized as follows:


                                                                                 Weighted Average
                                                           Number of Shares      Price Per Share
Outstanding at December 31, 2005                              80,000                 $0.01
     Granted                                                       -                     -
     Exercised                                                     -                     -
     Canceled or expired                                           -                     -
Outstanding at December 31, 2006                              80,000                  0.01
     Granted                                                       -                     -
     Exercised                                                     -                     -
     Canceled or expired                                           -                     -
Outstanding at March 31, 2007                                 80,000                 $0.01



Warrants

The Company granted an aggregate of 12,143,290 warrants during the year ended December 31, 2005 in connection with the issuance of convertible notes payable (see note E). The Company did not grant any compensatory warrants during the three months ended March 31, 2007 and the years ended December 31, 2006 and 2005. The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock.




                                                    Warrants Outstanding                              Warrants Exercisable
                                            Weighted Average               Weighted                                 Weighted
                       Number            Remaining Contractual Life         Average           Number                 Average
Exercise Price      Outstanding                    (Years)               Exercise Price     Exercisable           Exercise Price
$0.20               6,071,645                   3.25                       $0.20              6,071,645              $0.20
$0.35               6,071,645                   3.25                       $0.35              6,071,645              $0.35

                   12,143,290                   3.25                       $0.275            12,143,290             $0.275


Transactions involving warrants issued to non-employees are summarized as follows:



                                                                                 Weighted Average
                                                           Number of Shares      Price Per Share
Outstanding as of January 1, 2006                            12,173,290              $0.275
  Granted                                                             -                   -
  Exercised                                                           -                   -
  Canceled or expired                                                 -                   -
Outstanding as of December 31, 2006                          12,143,290               0.275
  Granted                                                             -                   -
  Exercised                                                           -                   -
  Canceled or expired                                                 -                   -
Outstanding as of March 31, 2007                             12,143,290              $0.275


NOTE I - RELATED PARTY TRANSACTIONS

From time to time the Company's officers and shareholders advance funds to the Company. The notes payable-related parties balance outstanding was $115,675 and $84,878 as of December 31, 2006 and 2005, respectively. No formal arrangements or repayment terms exist (see Note E).

NOTE J - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2007 and December 31, 2006 are as follows:

                                      March 31, 2007        December 31, 2006

Accounts payable                      $  229,093              $  242,195
Accrued salaries                         149,743                 244,571
Payroll liabilities                      366,044                 366,361
Accrued Interest                         227,430                 191,758

                                      $  972,310              $1,044,885

NOTE K - INCOME TAXES

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. A management estimates that at March 31, 2007, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $9,000,000, expiring in the year 2023, that may be used to offset future taxable income. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of March 31, 2007 and December 31, 2006 are as follows:

Non current:

                                                    2006          2005

Net operating loss carry forward                   $3,150,000     $3,150,000
Valuation allowance                                (3,150,000)    (3,150,000)
Net deferred tax asset                                      -              -

NOTE L - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases office space in Irvine, California at a rate of approximately $4,345 per month and production and administration facilities in Columbia, Maryland at a rate of approximately $12,393 per month.

The Company has recorded equipment purchased under non-cancelable leases with an original cost of $-0-0 and $57,960 as of March 31, 2007 and December 31, 2006, respectively. Depreciation expenses of $3,151 and $3,402 have been charged to operations for the three months ended March 31, 2007 and 2006, respectively for leased equipment.

Employment Agreements

The Company has employment agreements with key employees. In addition to salary and benefit provisions, the agreements include defined commitments should the employees terminate the employment with or without cause.

NOTE M - DEFAULT LIABILITY

As of March 31, 2007, a default liability totaling $631,741, including accrued interest at statutory rates, existed against the Corporation's subsidiary, KD Medical, Inc. The Company will contest any attempt to enforce said default.

NOTE N - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the three months ended March 31, 2007 and 2006, the Company has incurred operating losses of $312,095 and $357,218, respectively. In addition, the Company has a deficiency in stockholder's equity of $4,269,244 and $4,754,341 at March 31, 2007 and December 31, 2006, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Revenues

CalbaTech has generated revenues of $311,970 from operations for the three months ended March 31, 2007, compared to $412,567 for the three months ended March 31, 2006. This decrease was due to the last repercussions from the move into the new facility by KD and Molecula, and any significant downtime from operations that were impaired from the move has been eliminated. The Company believes that revenues will increase in the coming year for the following reasons as Molecula and KD Medical can more efficiently capitalize on their synergistic operations and increase marketing efforts to take advantage of common markets between Molecula and KD. Redundancies in management teams have also been eliminated.

Cost of revenues consists of direct manufacturing costs and applied overhead expenses for the research reagent business, as well as labor costs associated with its service revenue. Cost of revenues as a percentage of net revenues were 49% for the three months ended March 31, 2007, as compared to 47% for the same period in 2006. The cost of goods sold percentage will fluctuate from quarter to quarter because absorbed overhead increases when volume is decreasing and because labor ratios are less than optimized in manufacturing processes when revenues are lower. As revenues increases, cost of goods sold as a percentage of revenue should become more and more favorable for the company.

Costs and Expenses

Total operation expenses decreased from $574,690 for the three months ended March 31, 2006 to $471,923 for the same period in 2007, an 18% decrease as management has worked to cut costs and control expenses.

Net Income

Due primarily to an unrealized gain on adjustment of derivative and warrant liability to fair value of underlying securities relating to the convertible notes it obtained in 2005, the Company realized Net Income for the three months ended March 31, 2007 of $66,050 as compared to $1,177,539 at March 31, 2006 which was also due primarily due primarily to an unrealized gain on adjustment of derivative and warrant liability to fair value of underlying securities relating to the convertible notes it obtained in 2005. Operationally, the Company believes that increased revenues and profitability generated by KD Medical, continued growth and new profitability of Molecula, along with anticipated sales of the service of the Stem Cell Microbank(TM) will result in a net profit for 2007.

Liquidity and Capital Resources

As of March 31, 2007, CalbaTech had current assets of cash, accounts receivable, and inventory totaling $340,021, and total assets of $494,529. These numbers compare to current assets of $348,771 and total assets of $520,443 as of December 31, 2006. As a result of our operating losses, for the three months ended March 31, 2006, we generated a cash flow deficit of $18,728 from operating activities. The Company has used its working capital to finance ongoing operations and the development and marketing of its products.

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

The independent auditors report on the Company's and CalbaTech's
December 31, 2006 financial statements included in this Form states that the Company's recurring losses raise substantial doubts about
the Company's ability to continue as a going concern.   Nevertheless,
through the raising of capital resources and by adjusting its operations and development to the level of capitalization , management belives it has sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

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

CORPORATE MISSION AND OBJECTIVES

In order to accomplish its goals, CalbaTech is pursuing a strategy of combining products and technologies, and the companies that provide them, into the following divisions: 1) Molecular Applications; 2)
Research Reagents; and 3) Cellular Therapeutics. By pursuing such a strategy, each division should produce value added and increasing returns on shareholders' investment through cross marketing of products and geographic expansion, as well as to achieve productenhancement and efficiency.

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

MARKET SIZE

The general laboratory supplies industry is $12 Billion to $14 Billion, and the molecular biology market to which the Company provides products and services for medical research and drug discovery on which billions of dollars are spent each year. Specifically, the molecular biology market is approximately $600 Million per year.

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

Finally, KD will also experience growth and greater profitability due to a recent arrangement with a large company which produces some of the media used in KD's products. The OEM company will produce many of KD's media products at a cost much lower than KD's cost. This should allow KD to more aggressively sell these products, entering markets that were previously unavailable due to cost competitiveness, resulting in an increase in revenues and profitability.

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

The MicroBanking process, patent pending, is based on the theory that it is not necessary to harvest a quantity of stem cells capable of regenerating the ENTIRE immune system at the time of collection, but rather that these cells can be collected in micro quantities and cryo-preserved for future cellular expansion prior to reintroduction into the recipient, or in the alternative, that the number of stem cells necessary for a therapy does not necessitate using a number of stem cells necessary to regenerate one's complete immune system. The company further believes that it is in the client's best interest to store a stem cell samples from two tissue sources. This concept is defined as a Stem Cell Microbank(TM). LifeStem has applied for trademark protection for the term "Stem Cell Microbank". LifeStem is the only company that is collecting and storing adult stem cells from two different cell sources.

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

FINANCIAL PROJECTIONS

LifeStem is licensed by the State of California for its Stem Cell Microbank Service, and is working with its collaborative partner, Solana Medspas, to to roll-out of its services to medspas through the Solana Medspa network. As part of the roll-out, LifeStem has provided marketing materials, training materials and begun providing training to the medspas. The relationship with Solana Medspas is an important relationship as the LifeStem services fit the medspa demographic very well. LifeStem has further refined its business model so that it anticipates opening, through the medspas or otherwise, approximately fifty total collection sites in the United States. Further, LifeStem has taken the opportunity to license its technology to a newly formed company in the United Kingdom to provide the Stem Cell Microbank Service to the United Kingdom.

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

PROPERTIES

Corporate

The Company's principal executive and administrative offices are located at 15375 Barranca Parkway, Suite I-101, Irvine, California 92618. The facility consists of approximately 3,000 square feet and is equipped as a general molecular biology and biochemistry lab. The current lease expires at the end of July 2007 and has a current yearly rent of $52,146.

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

NUMBER OF EMPLOYEES

The Company currently has twenty employees. The Company does not have any collective bargaining agreements covering any of its employees, has not experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company considers relations with its employees to be good.

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

A corporation has lodged a claim against K-K Medical, Inc., one of the Company's subsidiaries, in such that it claims to have a judgment of $631,741 against K-D Medical, Inc., inclusive of interest. The Company intends to take all steps necessary to contest the validity of such claim on behalf of K-D Medical, Inc. if and when such a formal claim is made.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

The Registrant had no sales of unregistered securities during the three-month period ending March 31, 2007 other than disclosed within this Form 10QSB, and in particular, Notes B and C to the Financial Statements.

Use of Proceeds.

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three-month period ending March 31, 2007 other than as disclosed herein.

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

Signature                      Title                           Date

/s/ James DeOlden            CEO/Secretary/Director         May 22, 2007
James DeOlden

/s/Edward Deese              President/Treasurer/Director   May 22, 2007
Edward Deese

/s/John Gordon, PhD          Vice-President/CTO/Director    May 22, 2007
John Gordon, PhD

                                  CERTIFICATIONS