Form 10QSB
period 2007-06-30
CALBATECH INC
filed 2007-08-14
CIK 1156293

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE
30, 2007

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

                23341 Del Lago, Laguna Hills, CA 92653
           (Address of principal executive offices)  (Zip Code)

                 Company's telephone number: (949) 450-9910

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: Common
                        Stock, $0.001 Par Value

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No.

As of June 30, 2007, the Company had 124,926,732 shares of common stock issued and outstanding.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets:
June 30, 2007 and December 31, 2006

Condensed Consolidated Statements of Operations:
Three and Six Months Ended June 30, 2007 and 2006

Condensed Consolidated Statements of Cash Flows:
Six Months Ended June 30, 2007 and 2006

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

Signature

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                        Turner, Jones &Associates, P.L.L.C.
                           Certified Public Accountants
                        108 Center Street, North, 2ndFloor
                           Vienna, Virginia 22180-5712
                                 (703) 242-6500
                               FAX (703) 242-1600


To the Board of Directors and Stockholders of
CalbaTech, Inc.
15375 Barranca Parkway, Suite I-101
Irvine, CA  92618

     We have reviewed the condensed consolidated balance sheet of CalbaTech, Inc. and subsidiaries as of June 30, 2007, and the related condensed consolidated statements of income and cash flows for the six-month periods ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements, referred to above, for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CalbaTech, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated March 8, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

s/s: Turner, Jones & Associates, P.L.L.C
Turner, Jones & Associates, P.L.L.C

Vienna, Virginia
August 13, 2007


                                  CALBATECH, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                  (unaudited)
                                                                    June 30,           December 31,
                                                                     2007                 2006
                                            ASSETS
CURRENT ASSETS:
  Cash                                                            $    18,492          $    10,212
  Accounts receivable, net of allowance
of $14,625 and $17,642, respectively                                  127,296               94,181
  Inventory                                                           188,577              212,405
  Prepaid expenses                                                     28,214               31,973
    Total current assets                                              362,579              348,771

Fixed assets, net                                                     105,854              123,665

Other assets:
  Unamortized financing costs, net of
accumulated amortization and write off
of $264,964 and $248,994, respectively                                 32,037               48,007

                                                                  $   500,470        $     520,443

                    LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Cash overdraft                                                  $         -        $      12,401
  Accounts payable and accrued  expenses                            1,104,076            1,044,884
  Capital leases payable                                               36,093               35,642
  Notes payable - banks                                                69,745               67,250
  Notes payable, including $125,754 and
$84,878 to related parties, respectively                              331,954              554,689
  Settlement liability                                                644,376              619,354
  Convertible notes payable                                            53,577               53,577
    Total current liabilities                                       2,239,822            2,387,797

Long term debt, less current maturities:
  Capital leases payable                                               23,936               29,889
  Derivative liability related to convertible debentures            1,547,290            1,732,097
  Warrant liability related to convertible debentures                 142,236              563,728
  Note payable to banks                                                16,675               21,190
  Convertible notes payable                                           706,059              540,083
    Total long term liabilities                                     2,436,196            2,886,987
Total liabilities                                                   4,676,018            5,274,784

DEFICIENCY IN STOCKHOLDERS' EQUITY
  Preferred stock, par value $0.001 per
share; 25,000,000 shares authorized;
1,250,000 shares issued and outstanding
as of June 30, 2007 and December 31, 2006                               1,250                1,250
  Common stock, par value $0.001 per
share;  200,000,000 shares authorized,
124,926,732 and 108,791,489 shares
issued and outstanding as of June 30,
2007 and December 31, 2006, respectively                              124,928              108,792
  Additional paid in capital                                        7,291,478            6,803,867
  Treasury stock, at cost                                             (87,647)             (87,647)
  Accumulated deficit                                             (11,505,557)         (11,580,603)
    Total deficiency in stockholders' equity                       (4,175,548)          (4,754,341)

                                                                 $    500,470         $    520,443


        See the accompanying notes to the consolidated financial statements


                                          CALBATECH, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)



                                                 Three months ended June 30,   Six months ended June 30,
                                                    2007          2006            2007         2006
REVENUES:
  Net sales                                         $   285,691   $   242,555     $   597,661  $   655,122
  Cost of sales                                        (128,321)      (37,178)       (280,463)    (232,273)
      Gross profit                                      157,370       205,377         317,198      422,849

OPERATING EXPENSES:
  Selling and administrative                            398,213       397,857         866,449      966,494
  Depreciation and amortization                           3,366         6,054           6,978       12,107
    Total operating expenses                            401,579       403,911         873,427      978,601

LOSS FROM OPERATIONS                                   (244,209)     (198,534)       (556,229)    (555,752)

  Other income                                                -         3,000           3,000        7,700
  Income derived from settlement of debt                315,624             -         315,624            -
  Unrealized gain (loss) on adjustment
of derivative and warrant liability to
fair value of underlying securities                      78,983      (820,583)        606,299      973,224
  Interest expense, net                                (141,403)     (148,059)       (293,648)    (411,809)

Net Income (Loss) before income taxes                     8,995    (1,164,176)         75,046       13,363

Income taxes                                                  -             -               -            -

NET INCOME (LOSS)                                  $      8,995   $(1,164,176)    $    75,046  $    13,363

Net Income per common share-basic  (Note A)        $       0.00   $     (0.01)    $      0.00  $      0.00

Net Income per common stock-assuming fully
diluted (Note A)                                 $       0.00                   (See Note A)   (See Note A)

Weighted average number of common
shares outstanding-basic                          123,487,101      95,918,110     119,096,746   91,334,214

Weighted average number of common
shares outstanding-fully diluted                  291,666,743                   (See Note A)   (See Note A)


       See the accompanying notes to the consolidated financial statements


                                          CALBATECH, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)



                                                                          Six months ended June 30,
                                                                           2007               2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $   75,046         $    13,363
  Adjustments to reconcile net loss to
net cash used in operating activities:
Adjustments for depreciation and amortization                                  17,811              22,907
Common stock issued or subscribed in
connection with services rendered                                             163,701              37,750
Common stock issued for officer compensation                                  311,040             207,163
Common stock issued in settlement of debt                                      29,006             123,725
Income derived in settlement of debt                                         (315,624)                  -
Accretion of convertible notes payable                                        165,976             179,737
Unrealized losses (gains) on
adjustment of derivative and warrant
liability to fair value of underlying securities                             (606,299)           (973,224)
Amortization and write off of financing costs                                  15,970              55,391
Amortization of prepaid interest                                                    -              49,911
    (Increase) decrease in:
Accounts receivable                                                           (33,115)             23,032
Inventory                                                                      23,828              75,103
Prepaid expenses                                                                3,759                (407)
    Increase (decrease) in:
Cash overdraft                                                                (12,401)                  -
Accounts payable and accrued expenses                                         154,405             (27,831)
    Net cash used in operating activities                                      (6,897)           (213,380)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets                                                         -              (6,495)
   Net cash used in investing activities                                            -              (6,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (to) shareholders                                                31,876                   -
Proceeds (payments) on notes payable
and capital leases, net                                                       (16,699)            (45,605)
   Net cash provided by financing activities                                   15,177             (45,605)

Net decrease in cash and cash equivalents                                       8,280            (265,480)
  Cash and cash equivalents at beginning of period                             10,212             301,143
  Cash and cash equivalents at end of period                             $     18,492         $    35,663

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for interest                               $     3,595          $     9,443
  Cash paid during the period for taxes                                            -                    -
Unrealized (gain) loss on adjustment
of derivative and warrant liability to
fair value of underlying securities                                      $  (606,299)         $  (973,224)

NON - CASH FINANCING ACTIVITIES:
  Common stock issued in exchange for services                           $    474,741         $   244,913



       See the accompanying notes to the consolidated financial statements

                                         CALBATECH, INC.
                                   NOTES TO FINANCIAL STATEMENTS
                                           JUNE 30, 2007

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

From its inception through the date of these financial statements the Company has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of June 30, 2007, the Company has accumulated losses of $11,505,557 which include an unrealized loss on derivative and warrant liability related to convertible debentures of $295,825 for the years ended December 31, 2006 and 2005 and a goodwill impairment of $1,624,213 for the year ended December 31, 2004.

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

Components of inventories as of June 30, 2007 and December 31, 2006 are as follows:

                                          June 30,       December 31,
                                            2007            2006

Raw materials                              $157,093         $133,936
Finished goods                               31,484           78,469

Total                                      $188,577         $216,130

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

Furniture and fixtures                               5 years
Office equipment                                     3 to 5 years
Manufacturing equipment                              3 to 8 years

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs. The Company did not incurred an impairment loss for the six months ended June 30, 2007 and 2006

Income Taxes

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

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of
Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred.
Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur expenditures on research and product development for the six months ended June 30, 2007 and 2006.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company charged to operations $4,574 and $2,406, as advertising costs for the six months ended June 30, 2007 and 2006, respectively.

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

The Company had no employee stock options issued and outstanding at June 30, 2007. All prior awards of stock options were vested at the time of issuance in prior years.

Net income (loss) per share

The following reconciliation of net income and share amounts used in the computation of income (loss) per share for the three and six months ended June 30, 2007 and for the six months ended June 30, 2006.



                                                     Three months          Six months        Six months
                                                      ended June 30,      ended June 30,    ended June 30
                                                          2007                2007               2006
Net income used in computing
basic net income per share                              $    8,995               75,046          13,363

Impact of assumed assumptions:
Amortization of debt discount (interest expense) on
convertible debentures                                      81,680              165,976         179,737

Impact of equity classified as liability:
Gain on warrant liability marked to fair value             (78,983)            (606,299)       (973,224)
Net income( loss) in computing diluted net income
(loss) per share:                                       $   11,692             (365,277)       (780,124)


The weighted average shares outstanding used in the basic net income per share computations for the three and six months ended June 30, 2007 was 123,487,101 and 119,096746. The weighed average used for basic net income per share for the six months ended June 30, 2006 was 91,334,214. In determining the number of shares used in computing diluted loss per share for the six months ended June 30 2007 and 2006, common stock equivalents derived from shares issuable in conversion of the Callable Secured Convertible Notes and exercise of warrants are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share. The fully diluted number of shares for the three months ended June 30, 2007 was 291,666,743.

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss from operations of $244,209 and $556,229 during the three and six months ended June 30, 2007. The Company's total liabilities exceeded its total assets by $4,175,548 as of June 30, 2007.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At June 30, 2007 and December 31, 2006, allowance for doubtful account balance was $14,625 and $17,642, respectively.

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

NOTE B - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at June 30, 2007 and December 31, 2006 are as follows:

                                              June 30,      December 31,
                                                2007           2006

Furniture and fixtures                        $41,260         $41,260
Equipment                                     351,138         351,138
Computer equipment                             56,654          56,654

                                              449,052         449,052
Less: Accumulated depreciation                343,198         325,387

Net property and equipment                   $105,854        $123,665

The total depreciation expense for the three and six months ended
June 30, 2007 amounted to $8,783 and $17,811, respectively of which $5,417 and $11,757 is included in cost of goods sold for each respective period.

The total depreciation expense for the three and six months ended
June 30, 2006 amounted to $11,438 and $22,907, respectively. For the three and six months ended June 30, 2006, $5,384 and $10,800 is included in cost of goods sold for each respective period.

NOTE C - NOTES PAYABLE

Notes payable at June 30, 2007 and December 31, 2006 consists of the following:

                                              June 30,      December 31,
                                                2007           2006

Note payable-State of Maryland,
accrues interest at 0% per
annum, unsecured.  In
accordance with a forbearance
agreement, if KD Medical
defaults on any payments,
cumulative interest at 10% per
annum will be added. as of June
30, 2007, cumulative amount of
interest was $263,181                      $206,200         $249,400

Notes payable-unsettled claims
from acquisition of
Molecularware; accrues interest
at 12% per annum, unsecured
(See below)                                       -           175,273

Notes payable-settlement of
outstanding claims of
Molecularware; accrues interest
at 12% per annum, unsecured
(See below)                                       -            45,138

Notes payables-shareholders,
accrues interest at 0% per
annum, unsecured                            125,754            84,878

                                            331,954           554,689
Less: current maturities:                  (331,954)         (554,689)

                                          $       -         $       -

Calbatech agreed to issue up to $600,000 of convertible debentures to Molecularware to settle debts. The time frame for settling those debts and issuing convertible debentures was ninety days. As of December 31, 2006, $45,138 was settled in the form of debentures. The Company determined that the remaining $175,273 and $45,138 could not be identified or could verify its existence. Therefore the Company reported as gain on disposition of debt of a total of $315,624 inclusive of accrued interest; which represented the remaining non extinguished debt in the three months ended June 30, 2007.

NOTE D - NOTES PAYABLE - BANKS

Notes payable - bank at June 30, 2007 and December 31, 2006 consists of the following:

                                              June 30,      December 31,
                                                2007           2006

Bank term debt, guaranteed by
its officers, and bears interest
at a rate of 9% per annum, with
monthly payments of $1,048 over
five years, maturing Oct, 2009                 $   27,705    $   30,548

Lines of credit, guaranteed by
its officers, in the total
amount of $74,150 and bears
interest rates from 9.4% to
14.24% per annum. The credit
line calls for minimum payment
of interest only                                  58,715         57,892

                                                  86,420         88,440
Less: current portion                            (69,745)       (67,250)

                                              $   16,675    $    21,190

NOTE E - CONVERTIBLE NOTES PAYABLE

A summary of convertible promissory notes payable at June 30, 2007 and December 31, 2006 is as follows:

                                              June 30,      December 31,
                                                2007           2006

10% convertible debenture, with
related party, is payable on
demand, unpaid principal
together with accrued and unpaid
interest is, at the option of
the holder, convertible into
shares of the Company's common
stock at a time or conversion
price equal to fifty percent of
the closing price of the
Company's common stock on the
date of conversion. The Company
has recorded $100,000 as a
beneficial conversion discount-
interest expense during the year
ended December 31, 2003. In
2005, the note was converted to
a non-interest bearing debenture.              $  53,577     $  53,577

10% convertible debenture with
interest due quarterly subject
to certain conditions, due three
years from the date of the note.
The holder has the option to
convert unpaid principal to the
Company's common stock at the
lower of (i) $0.14 or (ii) 50%
of the average of the three
lowest intraday trading prices
for the common stock on a
principal market for the twenty
days before, but not including,
conversion date.  The Company
granted the note holder a
security interest in
substantially all of the
Company's assets and
intellectual property and
registration rights. (see below)                706,059       540,083

                                                759,636       593,660
Less: current maturities                        (53,577)      (53,577)

                                               $706,059      $540,083

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

As of June 30, 2007, the Company issued to the investors Convertible Notes in a total amount of $2,000,000 in exchange for net proceeds of $1,635,667. The proceeds that the Company received were net of prepaid interest of $133,333 representing the first eight month's interest calculated at 10% per annum for the aggregate of $2,000,000 of convertible notes, and related fees and costs of $255,000.
Prepaid interest is amortized over the first eight months of the note and capitalized financing costs were amortized over the maturity period (three years) of the convertible notes.

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

     - Subsequent to the initial recording, the increase in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the increase in the embedded derivative in the conversion feature of the convertible debentures are accrued as adjustments to the liabilities at June 30, 2007.

     - The expense relating to the increase in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included as an other comprehensive income item in the form of an unrealized interest expense arising from convertible financing on the Company's balance sheet.

     - Accreted principal of $706,059 as of June 30, 2007.

The following table summarizes the various components of the convertible debentures as of June 30, 2007:

Convertible debentures:                                 $  706,059
Warrant liability                                          142,236
Derivative liability                                     1,547,290

                                                         2,395,585

Cumulative adjustment of derivative
and warrant liability to fair value                        310,475
Net unrealized loss related to
conversion of convertible note to
common shares charged to interest expense                 (909,994)
Accretion of principal related to
convertible debenture                                     (706,059)
Total convertible debentures:                            $1,090,007

NOTE F - CONVERTIBLE PREFERRED STOCK

On April 15, 2004, the Company issued 1,250,000 shares of Preferred Stock at a price of $0.20 per share to one entity. The preferred shares issued are convertible on a 1 to 1.5 basis of preferred stock to common shares. These shares have not been converted as of June 30, 2007.

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

In April 2007, the Company issued 656,653 shares of common stock for services rendered at $0.03 per share, which represents the value of the services received and which did not differ materially from the value of the stock issued.

In May 2007, the Company issued 2,000,000 shares of common stock for services rendered at an average of $0.027 per share, which represents the value of the services received and which did not differ materially from the value of the stock issued.

In May 2007, the Company issued 500,000 shares of common stock in exchange for convertible notes payable of $5,500.

In June 2007, the Company issued 500,000 shares of common stock in exchange for convertible notes payable of $5,500.

NOTE H - OPTIONS AND WARRANTS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to consultants at June 30, 2007.




                                                             Options Outstanding                  Options Exercisable
Exercise                   Number              Weighted Average          Weighed Average
Price                   Outstanding         Remaining Contractual        Exercise Price        Number         Weighted Average
                                                Life (Years)                                 Exercisable       Exercise Price
$0.001                  80,000                  5.42                     $0.001              80,000             $0.001


Transactions involving stock options issued to consultants are summarized as follows:



                                                                                 Weighted Average
                                                           Number of Shares      Price Per Share
Outstanding at December 31, 2005                              80,000                 $0.01
     Granted                                                       -                     -
     Exercised                                                     -                     -
     Canceled or expired                                           -                     -
Outstanding at December 31, 2006                              80,000                  0.01
     Granted                                                       -                     -
     Exercised                                                     -                     -
     Canceled or expired                                           -                     -
Outstanding at June 30, 2007                                  80,000                 $0.01


Warrants

The Company granted an aggregate of 12,143,290 warrants during the year ended December 31, 2005 in connection with the issuance of convertible notes payable (see note E). The Company did not grant any compensatory warrants during the six months ended June 30, 2007 and the years ended December 31, 2006. The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock.


Warrants Outstanding



                                                    Warrants Outstanding                              Warrants Exercisable
                                            Weighted Average               Weighted                                 Weighted
                       Number            Remaining Contractual Life         Average           Number                 Average
Exercise Price      Outstanding                    (Years)               Exercise Price     Exercisable           Exercise Price
$0.20               6,071,645                   3.00                       $0.20              6,071,645              $0.20
$0.35               6,071,645                   3.00                       $0.35              6,071,645              $0.35
                   12,143,290                   3.00                       $0.275            12,143,290             $0.275


Transactions involving warrants issued to non-employees are summarized as follows:



                                                                                 Weighted Average
                                                           Number of Shares      Price Per Share
Outstanding as of January 1, 2006                             12,173,290             $0.275
  Granted                                                              -                  -
  Exercised                                                            -                  -
  Canceled or expired                                                  -                  -
Outstanding as of December 31, 2006                           12,143,290              0.275
  Granted                                                              -                  -
  Exercised                                                            -                  -
  Canceled or expired                                                  -                  -
Outstanding as of June 30, 2007                               12,143,290             $0.275


NOTE I - RELATED PARTY TRANSACTIONS

From time to time the Company's officers and shareholders advance funds to the Company. The notes payable-related parties balance outstanding was $125,754 and $84,878 as of June 30, 2007 and December 31, 2006, respectively. No formal arrangements or repayment terms exist (see Note E).

NOTE J - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2007 and December 31, 2006 are as follows:

                                          June 30, 2007      December 31, 2006

Accounts payable                            $270,667               $242,195
Accrued salaries                             306,417                244,571
Payroll liabilities                          365,764                366,361
Accrued Interest                             161,228                191,758

                                          $1,104,076             $1,044,885

NOTE K - INCOME TAXES

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. A management estimates that at June 30, 2007, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $9,000,000, expiring in the year 2023, that may be used to offset future taxable income. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of June 30, 2007 and December 31, 2006 are as follows:

Non current:

                                                    2006          2005

Net operating loss carry forward                    $3,150,000    $3,150,000
Valuation allowance                                 (3,150,000)   (3,150,000)
Net deferred tax asset                                       -             -

NOTE L - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases production and administration facilities in Columbia, Maryland at a rate of approximately $12,393 per month.

The Company has recorded equipment purchased under non-cancelable leases with an original cost of $87,766 as of June 30, 2007.
Depreciation expenses of $6,302 have been charged to operations for the six months ended June 30, 2007 for leased equipment.

Employment Agreements

The Company has employment agreements with key employees. In addition to salary and benefit provisions, the agreements include defined commitments should the employees terminate the employment with or without cause.

NOTE M - DEFAULT LIABILITY

As of June 30, 2007, a default liability totaling $644,376, including accrued interest at statutory rates, existed against the Corporation's subsidiary, KD Medical, Inc. The Company will contest any attempt to enforce said default.

NOTE N - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the six months ended June 30, 2007 and 2006, the Company has incurred operating losses of $556,229 and $555,752, respectively. In addition, the Company has a deficiency in stockholder's equity of $4,175,548 and $4,754,341 at June 30, 2007 and December 31, 2006, respectively.
These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Revenues

CalbaTech has generated revenues of $285,691 from operations for the three months ended June 30, 2007, compared to $242,555 for the three months ended June 30, 2006. For the six months ended June 30, 2007 CalbaTech generated revenues of $597,661 as compared to revenues of $655,122 for the six months ended June 30, 2006. This decrease was due to the last repercussions from the move into the new facility by KD and Molecula, and any significant downtime from operations that were impaired from the move has been eliminated. The Company believes that revenues will increase in the coming year for the following reasons as Molecula and KD Medical can more efficiently capitalize on their synergistic operations and increase marketing efforts to take advantage of common markets between Molecula and KD. Redundancies in management teams have also been eliminated.

Cost of revenues consists of direct manufacturing costs and applied overhead expenses for the research reagent business, as well as labor costs associated with its service revenue. Cost of revenues as a percentage of net revenues were 47% for the six months ended June 30, 2007, as compared to 35% for the same period in 2006. The cost of goods sold percentage will fluctuate from quarter to quarter because absorbed overhead increases when volume is decreasing and because labor ratios are less than optimized in manufacturing processes when revenues are lower. As revenues increases, cost of goods sold as a percentage of revenue should become more and more favorable for the company.

Costs and Expenses

Total operating expenses decreased both for the three month period ending June 30, 2007 as well as for the six month period ending June 30, 2007 as compared to the same periods in 2006. Total operating expenses were $401,579 for the three months ended June 30, 2007 as compared to $403,911 in the same period in 2006. For the six months ended June 30, 2007, total operating expenses were $873,427 as compared to $978,601 for the six months ended June 30, 2006. The reduction in expenses was 1% over the three month period ended June 30, 2007 from the same period in 2006 and 11% for the six months ended June 30, 2007 over the same period in 2006 as management has worked to cut costs and control expenses.

Net Income

Due primarily to income derived from settlement of debt and to an unrealized gain on adjustment of derivative and warrant liability to fair value of underlying securities relating to the convertible notes it obtained in 2005, the Company realized Net Income for the three months ended June 30, 2007 of $8,995 as compared to a Net Loss of $1,164,176 at June 30, 2006 which was also due primarily due primarily to an unrealized gain on adjustment of derivative and warrant liability to fair value of underlying securities relating to the convertible notes it obtained in 2005. Operationally, the Company believes that increased revenues and profitability generated by KD Medical, continued growth and new profitability of Molecula, along with anticipated sales of the service of the Stem Cell Microbank(TM) will result in a net profit for 2007.

Liquidity and Capital Resources

As of June 30, 2007, CalbaTech had current assets of cash, accounts receivable, and inventory totaling $362,579, and total assets of $500,470. These numbers compare to current assets of $348,771 and total assets of $520,443 as of December 31, 2006. As a result of our operating losses, for the six months ended June 30, 2007, we generated a cash flow deficit of $8,897 from operating activities. The Company has used its working capital to finance ongoing operations and the development and marketing of its products.

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

The Company, through another of its subsidiaries, LifeStem, Inc., is positioning itself to become a leader in the adult stem cell banking business, a leading supplier of "Cellular Logistics" by providing services and technologies tofacilitate the efficient acquisition and delivery of purified adult stem cells, development of stem cell delivery devices for clinical applications and clinical applications of specific stem cell based therapies.

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

FINANCIAL PROJECTIONS

The Reagents Division has two companies with combined 2006 revenues of approximately $1.250 Million in gross revenues. CalbaTech believes that combined revenues within the division will be similar in 2007.

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

FINANCIAL PROJECTIONS

LifeStem is licensed by the State of California for its Stem Cell Microbank Service, and is working with its collaborative partner, Solana Medspas, to roll-out of its services to medspas through the Solana Medspa network. As part of the roll-out, LifeStem has provided marketing materials, training materials and begun providing training to the medspas. The relationship with Solana Medspas is an important relationship as the LifeStem services fit the medspa demographic very well. LifeStem has further refined its business model so that it anticipates opening, through the medspas or otherwise, approximately fifty total collection sites in the United States. To date, a significant number of the medspas through which LifeStem originally contracted have ceased operations and therefore would not result in any collections of adult stem cells. LifeStem has, however, contracted with newly started medspas that will carry the LifeStem service, and LifeStem believes that these new spas are significantly better financially situated so as to be able to sustain themselves and carry the LifeStem service for a long time to come. To such end, LifeStem is working diligently to have these new medspas up to speed and providing the LifeStem Service as quickly as possible, with the first new site to begin offering the collection service within the third quarter of 2007. LifeStem's Service has recently been featured in a magazine, Atlanta Life, which was distributed to approximately 500,000 recipients, and potential clients of the service have contacted the Atlanta location to inquire as to when the service will be available. LifeStem believes that this will result in clients for its service within the third quarter of 2007. Further, LifeStem has taken the opportunity to license its technology to a newly formed company in the United Kingdom to provide the Stem Cell Microbank Service to the United Kingdom.

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

PROPERTIES

Corporate

The Company's principal executive and administrative offices are located at 23341 Del Lago, Laguna Hills, California 92653.

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

Continued Control by Current Officers and Directors

As of June 30, 2007, the present officers and directors own approximately 24% of the outstanding shares of Common Stock, and therefore are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of the Company, the appointment of officers, and the determination of officers' salaries. Shareholders have no cumulative voting rights.

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

In 2005, a corporation claimed that it had a claim against K-K Medical, Inc., one of the Company's subsidiaries, in such that it claims to have a judgment of $644,376 against K-D Medical, Inc., inclusive of interest. The Company intends to take all steps necessary to contest the validity of such claim on behalf of K-D Medical, Inc. if and when such a formal claim is made.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

The Registrant had no sales of unregistered securities during the three-month period ending June 30, 2007 other than disclosed within this Form 10QSB, and in particular, Notes B and C to the Financial Statements.

Use of Proceeds.

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three-month period ending June 30, 2007 other than as disclosed herein.

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

Signature                       Title                        Date
/s/ James DeOlden           CEO/Secretary/Director        August 14, 2007
James DeOlden

/s/Edward Dees             President/Treasurer/Director   August 14, 2007
Edward Deese

/s/John Gordon, PhD        Vice-President/CTO/Director    August 14, 2007
John Gordon, PhD

                                     CERTIFICATIONS