Form 10QSB/A
period 2007-03-31
CALBATECH INC
filed 2007-11-20
CIK 1156293

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


Item 3.  Controls and Procedures


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


ITEM 3. CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, the Company's principal executive/financial officer concluded that its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, the Company's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, misstatements due to error or fraud may occur and not be detected.

Changes in Disclosure Controls and Procedures.

There were no changes in the Company's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures since their most recent evaluation.


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

10.7 Agreement and Plan of Reorganization for the acquisition of Molecula *

10.8     Indemnification Agreement - James DeOlden *

10.9     Indemnification Agreement - Edward Deese *

10.10    Indemnification Agreement - John Gordon *

24.1     Power of Attorney (filed herein)


31.1 Rule 13a-14(a)/15d-14(a) Certification of James DeOlden (filed herewith).

31.2 Rule 13a-14(a)/15d-14(a) Certification of Edward Deese (filed herewith).

32. Section 1350 Certification of James DeOlden and Edward Deese (filed herewith).


*Documents previously filed with the SEC

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:


Signature                      Title                           Date


/s/ James DeOlden            CEO/Secretary/Director         November 20, 2007
James DeOlden

/s/Edward Deese              President/Treasurer/Director   November 20, 2007
Edward Deese

/s/John Gordon, PhD          Vice-President/CTO/Director    November 20, 2007
John Gordon, PhD


                                  CERTIFICATIONS