Form 10QSB/A
period 2007-06-30
CALBATECH INC
filed 2007-11-20
CIK 1156293

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

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

Stock Based Compensation

Effective January 1, 2006, the beginning of the Company's first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted, modified, or settled stock options. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified- prospective method.

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

Forward Looking Statements.

The foregoing Managements Discussion and Analysis of Financial Condition and Results of Operations "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Company's business strategies, continued growth in the Company's markets, projections, and anticipated trends in the Company's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward- looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, those risks associated with economic conditions generally and the economy in those areas where the Company has or expects to have assets and operations; competitive and other factors affecting the Company's operations, markets, products and services; those risks associated with the Company's ability to successfully negotiate with certain customers, risks relating to estimated contract costs, estimated losses on uncompleted contracts and estimates regarding the percentage of completion of contracts, associated costs arising out of the Company's activities and the matters discussed in this report; risks relating to changes in interest rates and in the availability, cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic laws, regulations and taxes; risks related to changes in business strategy or development plans; risks associated with future profitability; and other factors discussed elsewhere in this report and in documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-KSB will, in fact, occur. The Company does not undertake any obligation to revise these forward- looking statements to reflect future events or circumstances and other factors discussed elsewhere in this report and the documents filed or to be filed by the Company with the Securities and Exchange Commission.

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

*Documents previously filed with the SEC

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature                         Title                          Date
/s/ James DeOlden         CEO/Secretary/Director          November 20, 2007
James DeOlden

/s/ Edward Dees           President/Treasurer/Director    November 20, 2007
Edward Deese

/s/ John Gordon, PhD      Vice-President/CTO/Director     November 20, 2007
John Gordon, PhD