Form 10QSB
period 2007-09-30
CALBATECH INC
filed 2007-11-20
CIK 1156293

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

                                Nevada 86-0932112
                                -----------------
   (State or jurisdiction of incorporation (I.R.S. Employer or organization)
                              Identification No.)

                     23341 Del Lago, Laguna Hills, CA 92653
                     --------------------------------------
               (Address of principal executive offices) (Zip Code)

                   Company's telephone number: (949) 450-9910
                                               --------------

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of September 30, 2007, the Company had 141,369,434 shares of common stock issued and outstanding.

Part I - Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets:
         September 30, 2007 and December 31, 2006                              3

         Condensed Consolidated Statements of Operations:
         Three and Nine Months Ended September 30, 2007 and 2006               4

         Condensed Consolidated Statements of Cash Flows:
         Nine Months Ended September 30, 2007 and 2006                         5

         Notes to Condensed Consolidated Financial Statements:                 6

Item 2.  Management's Discussion And Analysis Of Financial Condition
         And Results Of Operations                                            17

Item 3.  Controls and Procedures                                              27

Part II - Other Information

Item 1.  Legal Proceedings                                                    28

Item 2.  Changes In Securities And Use Of Proceeds                            28

Item 3.  Defaults Upon Senior Securities                                      28

Item 4.  Submission Of Matters To A Vote Of Security Holders                  28

Item 5.  Other Information                                                    28

Item 6.  Exhibits And Reports On Form 8-K                                     29

Signature                                                                     30


                                              CALBATECH, INC.
                                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           (unaudited)
                                                                          September 30,     December 31,
                                                                              2007              2006
                                                                         --------------    --------------
ASSETS
CURRENT ASSETS:
  Cash                                                                   $     127,236     $      10,212
  Accounts receivable, net of allowance of $41,041 and
    $17,642, respectively                                                      102,429            94,181
  Inventory                                                                    206,995           212,405
  Prepaid expenses                                                              33,214            31,973
                                                                         --------------    --------------
    Total current assets                                                       469,874           348,771
                                                                         --------------    --------------

Fixed assets, net                                                               97,455           123,665
                                                                         --------------    --------------

Other assets:
  Unamortized financing costs, net of accumulated amortization
    and write off of $234,439 and $206,994, respectively                        55,561            48,007
                                                                         --------------    --------------

                                                                         $     622,890     $     520,443
                                                                         ==============    ==============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Cash overdraft                                                         $           -     $      12,401
  Accounts payable and accrued  expenses                                     1,109,703         1,044,884
  Capital leases payable                                                        36,325            35,642
  Notes payable - banks                                                              -            67,250
  Notes payable, including $72,532 and $84,878 to related
    parties, respectively                                                      257,132           554,689
  Settlement liability                                                         657,264           619,354
  Convertible notes payable                                                    785,025            53,577
                                                                         --------------    --------------
    Total current liabilities                                                2,845,449         2,387,797
                                                                         --------------    --------------

Long term debt, less current maturities:
  Capital leases payable                                                        20,872            29,889
  Derivative liability related to convertible debentures                     1,717,839         1,732,097
  Warrant liability related to convertible debentures                          177,464           563,728
  Note payable to banks                                                              -            21,190
  Convertible notes payable                                                     38,598           540,083
                                                                         --------------    --------------
    Total long term liabilities                                              1,954,773         2,886,987
                                                                         --------------    --------------
Total liabilities                                                            4,800,222         5,274,784
                                                                         ==============    ==============

DEFICIENCY IN STOCKHOLDERS' EQUITY
  Preferred stock, par value $0.001 per share; 25,000,000
    shares authorized; 1,250,000 shares issued and
    outstanding as of September 30, 2007 and
    December 31, 2006                                                            1,250             1,250
  Common stock, par value $0.001 per share; 200,000,000
    shares authorized, 141,369,434 and 108,791,489 shares
    issued and outstanding as of September 30, 2007 and
    December 31, 2006, respectively                                            141,369           108,792
  Additional paid in capital                                                 7,364,627         6,803,867
  Treasury stock, at cost                                                      (87,647)          (87,647)
  Accumulated deficit                                                      (11,596,931)      (11,580,603)
                                                                         --------------    --------------
    Total deficiency in stockholders' equity                                (4,177,332)       (4,754,341)
                                                                         --------------    --------------
                                                                         $     622,890     $     520,443
                                                                         ==============    ==============


                    See the accompanying notes to the consolidated financial statements



                                                     CALBATECH, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)


                                                            Three months ended                  Nine months ended
                                                               September 30,                      September 30,
                                                           2007             2006              2007             2006
                                                      --------------   --------------    --------------   --------------
REVENUES:
  Net sales                                           $     290,298    $     322,322     $     887,959    $     977,444
  Cost of sales                                             (91,834)        (165,728)         (372,297)        (398,001)
                                                      --------------   --------------    --------------   --------------
      Gross profit                                          198,464          156,594           515,662          579,443
                                                      --------------   --------------    --------------   --------------

OPERATING EXPENSES:
  Selling and administrative                                408,830          341,672         1,275,279        1,308,166
  Depreciation and amortization                               2,983            6,053             9,961           18,160
                                                      --------------   --------------    --------------   --------------
    Total operating expenses                                411,813          347,725         1,285,240        1,326,326
                                                      --------------   --------------    --------------   --------------

LOSS FROM OPERATIONS                                       (213,349)        (191,131)         (769,578)        (746,883)

  Other income                                                  968            2,743             3,968           10,443
  Income derived from settlement of debt                          -                -           315,624                -
  Unrealized gain (loss) on adjustment of
    derivative and warrant liability to
    fair value of underlying securities                     329,223          955,123           935,522        1,928,347
  Interest expense, net                                    (208,216)        (150,276)         (501,864)        (562,085)
                                                      --------------   --------------    --------------   --------------

Net Income (Loss) before income taxes                       (91,373)         616,459           (16,328)         629,822

Income taxes                                                      -                -                 -                -
                                                      --------------   --------------    --------------   --------------

NET INCOME (LOSS)                                     $     (91,373)   $     616,459     $     (16,328)   $     629,822
                                                      ==============   ==============    ==============   ==============

Net Income per common share-basic (Note A)            $       (0.00)   $        0.01     $       (0.00)   $        0.01
                                                      ==============   ==============    ==============   ==============

Net Loss per common stock-assuming fully
  diluted (Note A)                                                      (See Note A)                       (See Note A)
                                                                       ==============                     ==============

Weighted average number of common shares
  outstanding-basic                                     128,013,829       97,183,179       122,101,771       93,305,294
                                                      ==============   ==============    ==============   ==============

Weighted average number of common shares
  outstanding-fully diluted                                             (See Note A)                       (See Note A)
                                                                       ==============                     ==============


                           See the accompanying notes to the consolidated financial statements



                                              CALBATECH, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)


                                                                          Nine months ended September 30,
                                                                              2007              2006
                                                                         --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                        $     (16,328)    $     629,822
  Adjustments to reconcile net loss to net cash
    used in operating activities:
Adjustments for depreciation and amortization                                   26,210            34,377
Common stock issued or subscribed in connection
  with services rendered                                                       163,701           114,295
Common stock issued for officer compensation                                   311,040           207,163
Common stock issued in settlement of debt                                      118,599           123,725
Income derived in settlement of debt                                          (315,624)                -
Accretion of convertible notes payable                                         229,963           275,407
Unrealized gains on adjustment of derivative
  and warrant liability to fair value of
  underlying securities                                                       (935,522)       (1,928,347)
Amortization and write off of financing costs                                   27,445            63,329
Amortization of prepaid interest                                                     -            49,911
  (Increase) decrease in:
Accounts receivable                                                             (8,248)          (11,403)
Inventory                                                                        5,410           (13,600)
Prepaid expenses                                                                (1,241)             (137)
  Increase (decrease) in:
Cash overdraft                                                                 (12,401)                -
Accounts payable and accrued expenses                                          160,032           195,851
                                                                         --------------    --------------
    Net cash used in operating activities                                     (246,965)         (259,607)
                                                                         --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets                                                          -            (6,495)
                                                                         --------------    --------------
    Net cash used in investing activities                                            -            (6,495)
                                                                         --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (to) shareholders                                                (12,346)           25,226
Proceeds (payments) on convertible debentures                                  500,000                 -
Proceeds (payments) on notes payable and capital
  leases, net                                                                 (123,665)          (24,783)
                                                                         --------------    --------------
    Net cash provided by financing activities                                  363,989               443
                                                                         --------------    --------------

Net decrease in cash and cash equivalents                                      117,024          (265,659)
  Cash and cash equivalents at beginning of period                              10,212           301,143
                                                                         --------------    --------------
  Cash and cash equivalents at end of period                             $     127,236     $      35,484
                                                                         ==============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                               $       3,595     $       9,443
                                                                         ==============    ==============
  Cash paid during the period for taxes                                              -                 -
Unrealized (gain) loss on adjustment of derivative
  and warrant liability to fair value of underlying
  securities                                                             $    (935,522)    $  (1,928,347)
                                                                         ==============    ==============

NON - CASH FINANCING ACTIVITIES:
  Common stock issued in exchange for services                           $     474,741     $     321,458
                                                                         ==============    ==============


                    See the accompanying notes to the consolidated financial statements


                                                    5

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

From its inception through the date of these financial statements the Company has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of September 30, 2007, the Company has accumulated losses of $11,596,931.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Molecularware, Inc., KD Medical Inc., LifeStem, Inc., Molecula, Inc., and that of Traffic Technology, Inc. with whom the Registrant merged. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Components of inventories as of September 30, 2007 and December 31, 2006 are as follows:

                                        September 30,      December 31,
                                            2007               2006
                                        ------------       ------------
Raw materials                           $   187,574        $   133,936
Finished goods                               19,421             78,469
                                        ------------       ------------
Total                                   $   206,995        $   212,450
                                        ============       ============

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

Furniture and fixtures                                  5 years
Office equipment                                        3 to 5 years
Manufacturing equipment                                 3 to 8 years

IMPAIRMENT OF LONG-LIVED ASSETS

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs. The Company did not incurred an impairment loss for the nine months ended September 30, 2007 and 2006

INCOME TAXES

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

RESEARCH AND DEVELOPMENT

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur expenditures on research and product development for the nine months ended September 30, 2007 and 2006.

ADVERTISING

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company charged to operations $4,574 and $3,121, as advertising costs for the nine months ended September 30, 2007 and 2006, respectively.

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

The Company had no employee stock options issued and outstanding at September 30, 2007. All prior awards of stock options were vested at the time of issuance in prior years.

NET INCOME (LOSS) PER SHARE

The following reconciliation of net income and share amounts used in the computation of income (loss) per share for the three and nine months ended September 30, 2006:

                                                              Three months          Nine months
                                                                 ended                 ended
                                                              September 30,        September 30,
                                                                  2006                  2006
----------------------------------------------------------------------------------------------------
Net income used in computing basic net income per share      $       616,459              629,822
Impact of assumed assumptions:
Amortization of debt discount (interest expense) on
  convertible debentures                                              95,670              275,407
Impact of equity classified as liability:
Gain on warrant liability and debt derivative marked
  to fair value                                                     (955,123)          (1,928,347)
----------------------------------------------------------------------------------------------------
Net loss in computing diluted net income (loss) per share:   $      (242,994)          (1,023,118)
----------------------------------------------------------------------------------------------------

The weighted average shares outstanding used in the basic net income per share computations for the three and nine months ended September 30, 2007 was 128,013,829 and 122,101,771. The weighed average used for basic net income per share for the three and nine months ended September 30, 2006 was 97,183,179 and 93,305,294, respectively. In determining the number of shares used in computing diluted loss per share for the three and nine months ended September 30, 2006, common stock equivalents derived from shares issuable in conversion of the Callable Secured Convertible Notes and exercise of warrants are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share. The fully diluted number of shares for the nine months ended September 30, 2007 was 442,069,335.

LIQUIDITY

As shown in the accompanying financial statements, the Company incurred a net loss from operations of $213,349 and $769,578 during the three and nine months ended September 30, 2007. The Company's total liabilities exceeded its total assets by $4,177,332 as of September 30, 2007.

CONCENTRATION OF CREDIT RISK

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At September 30, 2007 and December 31, 2006, allowance for doubtful account balance was $41,041 and $17,642, respectively.

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

NOTE B - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at September 30, 2007 and December 31, 2006 are as follows:

                                        September 30,      December 31,
                                            2007               2006
                                        ------------       ------------
        Furniture and fixtures          $    41,260        $    41,260
        Equipment                           351,138            351,138
        Computer equipment                   56,654             56,654
                                        ------------       ------------
                                            449,052            449,052
        Less: Accumulated depreciation      351,597            325,387
                                        ------------       ------------

        Net property and equipment      $    97,455        $   123,665
                                        ============       ============

The total depreciation expense for the three and nine months ended September 30, 2007 amounted to $8,399 and $26,210, respectively of which $5,416 and $16,249 is included in cost of goods sold for each respective period.

The total depreciation expense for the three and nine months ended September 30, 2006 amounted to $11,469 and $34,277, respectively. For the three and nine months ended September 30, 2006, $5,416 and $16,177 is included in cost of goods sold for each respective period.

NOTE C - NOTES PAYABLE

Notes payable at September 30, 2007 and December 31, 2006 consists of the following:

                                        September 30,      December 31,
                                            2007               2006
                                        ------------       ------------
Note payable-State of Maryland,
  accrues interest at 0% per annum,
  unsecured. In accordance with a
  forbearance agreement, if KD
  Medical defaults on any payments,
  cumulative interest at 10% per
  annum will be added. as of
  September 30, 2007, cumulative
  amount of interest was $267,796       $    184,600       $   249,400

Notes payable-unsettled claims from
  acquisition of Molecularware;
  accrues interest at 12% per annum,
  unsecured (See below)                           -            175,273

Notes payable-settlement of
  outstanding claims of
  Molecularware; accrues interest at
  12% per annum, unsecured (See below)            -             45,138

Notes payables-shareholders, accrues
  interest at 0% per annum, unsecured        72,532             84,878
                                        ------------       ------------
                                            257,132            554,689
Less: current maturities:                  (257,132)          (554,689)
                                        ------------       ------------
                                        $         -        $         -
                                        ============       ============

Calbatech agreed to issue up to $600,000 of convertible debentures to Molecularware to settle debts. The time frame for settling those debts and issuing convertible debentures was ninety days. As of December 31, 2006, $45,138 was settled in the form of debentures. The Company determined that the remaining $175,273 and $45,138 could not be identified or could verify its existence. Therefore the Company reported as gain on disposition of debt of a total of $315,624 inclusive of accrued interest; which represented the remaining non extinguished debt in the nine months ended September 30, 2007.

NOTE D - NOTES PAYABLE - BANKS

Notes payable - banks at September 30, 2007 and December 31, 2006 consists of the following:

                                        September 30,      December 31,
                                            2007               2006
                                        ------------       ------------
Bank term debt, guaranteed by its
  officers, and bears interest at a
  rate of 9% per annum, with monthly
  payments of $1,048 over five years,
  maturing Oct, 2009                    $        -0-       $     30,548

Lines of credit, guaranteed by its
  officers, in the total amount of
  $74,150 and bears interest rates
  from 9.4% to 14.24% per annum. The
  credit line calls for minimum
  payment of interest only                       -0-             57,892
                                        ------------       ------------
                                                 -0-             88,440
         Less: current portion                  (-0-)           (67,250)
                                        ------------       ------------
                                        $        -0-       $     21,190
                                        ============       ============

NOTE E - CONVERTIBLE NOTES PAYABLE

A summary of convertible promissory notes payable at September 30, 2007 and December 31, 2006 is as follows:

                                        September 30,      December 31,
                                            2007               2006
                                        ------------       ------------
10% convertible debenture, with
  related party, is payable on
  demand, unpaid principal together
  with accrued and unpaid interest
  is, at the option of the holder,
  convertible into shares of the
  Company's common stock at a time
  or conversion price equal to fifty
  percent of the closing price of
  the Company's common stock on the
  date of conversion. The Company
  has recorded $100,000 as a
  beneficial conversion discount-
  interest expense during the year
  ended December 31, 2003. In 2005,
  the note was converted to a non-
  interest bearing debenture.           $    53,577        $    53,577

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
  interest in substantially all of the
  Company's assets and intellectual
  property and registration rights.
  (see below)                               731,448            540,083

8% convertible debenture with interest
  due quarterly subject to certain
  conditions, due three years from the
  date of the note. The holder has the
  option to convert unpaid principal to
  the Company's common stock at the
  lower of (i) $0.14 or (ii) 40% of the
  average of the three lowest intraday
  trading prices for the common stock
  on a principal market for the twenty
  days before, but not including,
  conversion date. The Company granted
  the note holder a security interest
  in substantially all of the Company's
  assets and intellectual property and
  registration rights. (see below)
                                             38,598                -0-
                                        ------------       ------------
                                            823,623            593,660
         Less: current maturities          (785,025)           (53,577)
                                        ------------       ------------
                                        $    38,598        $   540,083
                                        ============       ============

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

As of September 30, 2007, the Company issued to the investors Convertible Notes in a total amount of $2,000,000 in exchange for net proceeds of $1,635,667. The proceeds that the Company received were net of prepaid interest of $133,333 representing the first eight month's interest calculated at 10% per annum for the aggregate of $2,000,000 of convertible notes, and related fees and costs of $255,000. Prepaid interest is amortized over the first eight months of the note and capitalized financing costs are amortized over the maturity period (three years) of the convertible notes.

The Company entered into a Securities Purchase Agreement with four accredited investors on July 13, 2007 for the issuance of an aggregate of $535,000 of convertible notes ("Convertible Notes"), and attached to the Convertible Notes were warrants to purchase 10,000,000 shares of the Company's common stock. The Convertible Notes accrue interest at 8% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of (i) $0.14 or (ii) 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

As of September 30, 2007, the Company issued to the investors Convertible Notes in a total amount of $535,000 in exchange for net proceeds of $500,000. The proceeds that the Company received were net of related fees and costs of $35,000. Capitalized financing costs are amortized over the maturity period (three years) of the convertible notes.

These transactions, to the extent that it is to be satisfied with common stock of the Company would normally be included as equity obligations. However, in the instant case, due to the indeterminate number of shares which might be issued under the embedded convertible host debt conversion feature, the Company is required to record a liability relating to both the detachable warrants and the embedded convertible feature of the note payable (included in the liabilities as a "derivative liability".

The accompanying financial statements comply with current requirements relating to warrants and embedded warrants as described in FAS 133, EITF 98-5 and 00-27, and APB 14 as follows:

      o The Company allocated the proceeds received between convertible debt and the detachable warrants based upon the relative fair market values on the dates the proceeds were received.
      o Subsequent to the initial recording, the increase in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the increase in the embedded derivative in the conversion feature of the convertible debentures are accrued as adjustments to the liabilities at September 30, 2007.
      o The expense relating to the increase in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included as an other comprehensive income item in the form of an unrealized interest expense arising from convertible financing on the Company's balance sheet.
      o     Accreted principal of $823,623 as of September 30, 2007.

The following table summarizes the various components of the convertible debentures as of September 30, 2007:

       Convertible debentures:                                    $   823,623
       Warrant liability                                              177,464
       Derivative liability                                         1,717,839
                                                                  -----------
                                                                    2,718,926

       Cumulative adjustment of derivative and
         warrant liability to fair value                              639,698
       Net unrealized loss related to conversion of
         convertible  note to common shares charged
         to interest expense                                         (999,587)
       Accretion of principal related to convertible debenture       (823,623)
                                                                  -----------
       Total convertible debentures:                              $ 1,535,414
                                                                  ===========

NOTE F - CONVERTIBLE PREFERRED STOCK

On April 15, 2004, the Company issued 1,250,000 shares of Preferred Stock at a price of $0.20 per share to one entity. The preferred shares issued are convertible on a 1 to 1.5 basis of preferred stock to common shares. These shares have not been converted as of September 30, 2007.

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

In July 2007, the Company issued 500,000 shares of common stock in exchange for convertible notes payable of $2,775.

In August 2007, the Company issued 2,500,000 shares of common stock in exchange for convertible notes payable of $10,750.

In September 2007, the Company issued 12,542,702 shares of common stock in exchange for convertible notes payable of $76,065

NOTE H - OPTIONS AND WARRANTS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to consultants at September 30, 2007.

                                                  Options Outstanding                    Options Exercisable
                                                  -------------------                    -------------------
                                      Weighted Average
Exercise        Number              Remaining Contractual      Weighed Average         Number        Weighted Average
Price           Outstanding              Life (Years)          Exercise Price       Exercisable       Exercise Price
-----           -----------              ------------          --------------       -----------       --------------
$0.001          80,000                    5.17                    $0.001              80,000             $0.001

Transactions involving stock options issued to consultants are summarized as follows:

                                                               Weighted Average
                                        Number of Shares       Price Per Share
                                        ----------------       ---------------
Outstanding at December 31, 2005              80,000                   $0.01
     Granted                                       -                       -
     Exercised                                     -                       -
     Canceled or expired                           -                       -
                                              ------                   -----
Outstanding at December 31, 2006              80,000                    0.01
     Granted                                       -                       -
     Exercised                                     -                       -
     Canceled or expired                           -                       -
                                              ------                   -----
Outstanding at September 30, 2007             80,000                   $0.01
                                              ======                   =====

WARRANTS

The Company granted an aggregate of 12,143,290 warrants during the year ended December 31, 2005 and 10,000,000 warrants during the nine months ended September 30, 2007 in connection with the issuance of convertible notes payable (see note
E). The Company did not grant any compensatory warrants during the nine months ended September 30, 2007 and the years ended December 31, 2006. The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock.

                                                  Warrants Outstanding                   Warrants Exercisable
                                                  --------------------                   --------------------
                                      Weighted Average
Exercise        Number              Remaining Contractual      Weighed Average         Number        Weighted Average
Price           Outstanding              Life (Years)          Exercise Price       Exercisable       Exercise Price
-----           -----------              ------------          --------------       -----------       --------------
$0.02            10,000,000                  6.78                   $0.02            10,000,000            $0.02
$0.20             6,071,645                  2.75                   $0.20             6,071,645            $0.20
$0.35             6,071,645                  2.75                   $0.35             6,071,645            $0.35
                 ----------                                                          ----------
                 22,143,290                  4.57                   $0.16            22,143,290            $0.16
                 ==========                                                          ==========

Transactions involving warrants issued to non-employees are summarized as follows:

                                                               Weighted Average
                                        Number of Shares       Price Per Share
                                        ----------------       ---------------
Outstanding as of January 1, 2006          12,173,290               $0.275
  Granted                                           -                    -
  Exercised                                         -                    -
  Canceled or expired                               -                    -
                                           ----------               ------
Outstanding as of December 31, 2006        12,143,290                0.275
  Granted                                  10,000,000                 0.02
  Exercised                                         -                    -
  Canceled or expired                               -                    -
                                           ----------               ------
Outstanding as of September 30, 2007       22,143,290                $0.16
                                           ==========               ======

NOTE I - RELATED PARTY TRANSACTIONS

From time to time the Company's officers and shareholders advance funds to the Company. The notes payable-related parties balance outstanding was $72,532 and $84,878 as of September 30, 2007 and December 31, 2006, respectively. No formal arrangements or repayment terms exist (see Note E).

NOTE J - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2007 and December 31, 2006 are as follows:

                                        September 30,      December 31,
                                            2007               2006
                                        ------------       ------------
Accounts payable                        $   241,552        $   242,195
Accrued salaries                            302,947            244,571
Payroll liabilities                         365,105            366,361
Accrued Interest                            200,099            191,758
                                        ------------       ------------
                                        $ 1,109,703        $ 1,044,885
                                        ============       ============

NOTE K - INCOME TAXES

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. A management estimates that at September 30, 2007, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $9,000,000, expiring in the year 2023, that may be used to offset future taxable income. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of September 30, 2007 and December 31, 2006 are as follows: Non current:

                                            2006               2005
                                        ------------       ------------
Net operating loss carry forward        $ 3,150,000        $ 3,150,000
Valuation allowance                      (3,150,000)        (3,150,000)
                                        ------------       ------------
Net deferred tax asset                            -                  -
                                        ============       ============

NOTE L - COMMITMENTS AND CONTINGENCIES

OPERATING LEASE COMMITMENTS

The Company leases office space, production and administration facilities in Columbia, Maryland at a rate of approximately $12,393 per month.

The Company has recorded equipment purchased under non-cancelable leases with an original cost of $87,766 as of September 30, 2007. Depreciation expenses of $9,453 have been charged to operations for the nine months ended September 30, 2007 for leased equipment.

EMPLOYMENT AGREEMENTS

The Company has employment agreements with key employees. In addition to salary and benefit provisions, the agreements include defined commitments should the employees terminate the employment with or without cause.

NOTE M - DEFAULT LIABILITY

As of September 30, 2007, a default liability totaling $657,264, including accrued interest at statutory rates, existed against the Corporation's subsidiary, KD Medical, Inc. The Company will contest any attempt to enforce said default.

NOTE N - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the nine months ended September 30, 2007 and 2006, the Company has incurred operating losses of $769,578 and $746,883, respectively. In addition, the Company has a deficiency in stockholder's equity of $4,177,332 and $4,754,341 at September 30, 2007 and December 31, 2006, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

REVENUES

CalbaTech has generated revenues of $887,959 from operations for the nine months ended September 30, 2007, compared to $977,444 for the nine months ended September 30, 2006. For the three months ended September 30, 2007, CalbaTech has generated revenues of $290,298 as compared to $322,322 for the three months ended September 30, 2006. Revenues have decreased temporarily due to a cash flow deficit created by the inability to collect long term receivables from KD's largest client, NIH. This cash flow deficit delayed manufacture and shipment of orders, affecting revenues. The problem has now been solved and the Company expects revenues to increase. Other reasons the Company believes that revenues will increase in the coming year for the following reasons as Molecula and KD Medical can more efficiently capitalize on their synergistic operations and increase marketing efforts to take advantage of common markets between Molecula and KD. Redundancies in management teams have also been eliminated.

Cost of revenues consists of direct manufacturing costs and applied overhead expenses for the research reagent business, as well as labor costs associated with its service revenue. Cost of revenues as a percentage of net revenues were 32% for the three months ended September 30, 2007, down from 51% for the same period in 2006. For the nine months ended September 30, 2007 the cost or revenues were 42% as compared to 41% for the same period in 2006, reflecting a relatively management's efforts to lower cost and create a stable manufacturing environment. Nevertheless, the cost of goods sold percentage will fluctuate from quarter to quarter because absorbed overhead increases when volume is decreasing and because labor ratios are less than optimized in manufacturing processes when revenues are lower. As revenues increases, cost of goods sold as a percentage of revenue should become more and more favorable for the company.

COSTS AND EXPENSES

Total operating expenses increased slightly for the three month period ending September 30, 2007 yet decreased for the nine month period ending September 30, 2007 as compared to the same periods in 2006. Total operating expenses were $411,813 for the three months ended September 30, 2007 as compared to $347,725 in the same period in 2006. For the nine months ended September 30, 2007, total operating expenses were $1,285,240 as compared to $1,326,326 for the nine months ended September 30, 2006. The reduction in expenses was 3% over the the nine months ended September 30, 2007 over the same period in 2006.

NET INCOME

The Company realized a net loss for the three months ended September 30, 2007 of $91,373 as compared to net income of $616,460 for the same period in 2006, due primarily to an unrealized gain in 2006 on adjustment of derivative and warrant liability to fair value of underlying securities relating to the convertible notes it obtained in 2005. For the nine months ended September 30, 2007, the Company realized a net loss of $16,328 as compared to net income of $629,823 for the same period in 2006. Operationally, the Company believes that increased revenues and profitability generated by KD Medical, continued growth and new profitability of Molecula, along with the Stem Cell Microbank(TM) sales from LifeStem will result in a net profit for 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, CalbaTech had current assets of cash, accounts receivable, and inventory totaling $469,874, and total assets of $622,890. These numbers compare to current assets of $348,771 and total assets of $520,443 as of December 31, 2006. Total liabilities decreased from $5,274,784 as of December 31, 2006 to $4,800,222 as of September 30, 2006, a decrease of $474,562 as management works to reduce debt. For the nine months ended September 30, 2007, we generated a cash flow deficit of $246,965 from operating activities. The Company has used its working capital to finance ongoing operations and the development and marketing of its products.

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

FINANCIAL PROJECTIONS

LifeStem is licensed by the State of California for its Stem Cell Microbank Service, and is working with its collaborative partner, Solana Medspas, to roll-out of its services to medspas through the Solana Medspa network. As part of the roll-out, LifeStem has provided marketing materials, training materials and begun providing training to the medspas. The relationship with Solana Medspas is an important relationship as the LifeStem services fit the medspa demographic very well. LifeStem has further refined its business model so that it anticipates opening, through the medspas or otherwise, approximately fifty total collection sites in the United States. To date, a significant number of the medspas through which LifeStem originally contracted have ceased operations and therefore would not result in any collections of adult stem cells. LifeStem has, however, contracted with newly started medspas that will carry the LifeStem service, and LifeStem believes that these new spas are significantly better financially situated so as to be able to sustain themselves and carry the LifeStem service for a long time to come. To such end, LifeStem is working diligently to have these new medspas up to speed and providing the LifeStem Service as quickly as possible, with the first new site to begin offering the collection service within the third quarter of 2007. LifeStem's Service has recently been featured in a magazine, Atlanta Life, which was distributed to approximately 500,000 recipients, and potential clients of the service have contacted the Atlanta location to inquire as to when the service will be available. LifeStem believes that this will result in clients for its service within 2007. Further, LifeStem has taken the opportunity to license its technology to a newly formed company in the United Kingdom to provide the Stem Cell Microbank Service to the United Kingdom.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

The Registrant had no sales of unregistered securities during the three-month period ending September 30, 2007 other than disclosed within this Form 10QSB, and in particular, Notes B and C to the Financial Statements.

Use of Proceeds.

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three-month period ending September 30, 2007 other than as disclosed herein.

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




Signature                           Title                           Date


/s/ James DeOlden          CEO/Secretary/Director             November 19, 2007
-----------------
James DeOlden


/s/ Edward Deese           President/Treasurer/Director       November 19, 2007
----------------
Edward Deese


/s/ John Gordon, PhD       Vice-President/CTO/Director        November 19, 2007
--------------------
John Gordon, PhD