Form 10KSB
period 2007-12-31
CALBATECH INC
filed 2008-03-31
CIK 1156293

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-33039

CALBATECH, INC.
(Exact name of Company as specified in its charter)

Nevada	86-0932112
(State of incorporation)	(I.R.S. Employer)
Identification No.)

23341 Del Lago, Laguna Hills, California 92653
(Address of principal executive offices) (Zip Code)

Company's telephone number: (949) 450-9910

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common
Stock, $0.001 Par Value

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.

CalbaTech, Inc. had revenue of $1,148,529 and other income of $3,523 for the fiscal year ended on December 31, 2007. The aggregate market value of the voting stock held by non-affiliates of the Company as of March 18, 2008: Common Stock, par value $0.001 per share -- $168,944. As of March 18, 2007, the Company had 197,361,586 shares of common stock issued and outstanding, of which 168,943,592 were held by non-affiliates.

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

The Company acquired Molecula Research Laboratories, LLC as a subsidiary in October, 2003. On December 31, 2005, Molecula Research Laboratories, LLC was dissolved in the state of Virginia. CalbaTech incorporated Molecula, Inc. in the State of Nevada. Products. Molecula develops and sells numerous research reagents for cell transfection, DNA and RNA purification, protein expression, gene expression analysis and other innovative and fundamental products.

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

A large proportion of molecular biology research depends upon culture of a model organism (bacteria, fruit fly, etc.), which is genetically manipulated by transfection of customized oligonucleotides (siRNA). Thus, an alliance of KD and Molecula will be well placed to provide a competitive single source for these culture media transfection reagents and specialized modifier molecules such as siRNA. Further, as explained above, KD's long standing and trusted position, as a major in-house supplier to NIH may ease entry of Molecula's siRNA into that major market. Please see www.kdmedical.com.

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

KD has a state-of-the-art ISO 9002 certified and FDA compliant facility featuring two class 100 clean rooms. It is believed that this facility will provide additional growth opportunities to KD, not only in expanding product lines to existing customers but by providing contract manufacturing and leasing opportunities to pharmaceutical companies.

FINANCIAL PROJECTIONS

The Reagents Division has two companies with combined 2007 revenues of approximately $1.224 Million in gross revenues. CalbaTech projects that combined revenues within the division will be $1.6 Million in 2008.

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

The Patent Pending Stem Cell MicroBank process is based on the theory that it is not necessary to harvest a quantity of stem cells capable of regenerating the ENTIRE immune system at the time of collection, but rather that these cells can be collected in micro quantities and cryo-preserved for future cellular expansion prior to reintroduction into the recipient, or in the alternative, that the number of stem cells necessary for a therapy does not necessitate using a number of stem cells necessary to regenerate one's complete immune system. The company further believes that it is in the client's best interest to store a stem cell samples from two tissue sources. This concept is defined as a Stem Cell Microbank(TM). LifeStem has been granted a trademark for the term "Stem Cell Microbank". LifeStem is the only company that is collecting and storing adult stem cells from two different cell sources.

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

FINANCIAL PROJECTIONS

CalbaTech, Inc. has entered into a Joint Venture Agreement with Keller Medical Institute, whereby CalbaTech will, through its subsidiary, LifeStem, Inc. provide its Stem Cell Microbank™ Service, processes and protocols, to Keller Medical Institute (KMI), for KMI medical professionals to be trained in the procedures of the Stem Cell Microbank™ Service.  Pursuant to the Joint Venture Agreement with KMI, LifeStem is no longer actively involved in pursuing medspas through Solana Medspas.

The training and protocols will allow KMI clinics, including its Medizone and dental sites, to market and sell the Stem Cell Microbank™ Service.  KMI will also teach the Stem Cell Microbank™ Service to visiting doctors, surgeons and dentists on an ongoing basis.  These doctors come to KMI to learn about the newest advancements and the LifeStem™ service will be taught to each.  KMI is also dedicated to bringing the service to Fortune 1000 companies that self insure and are interested in keeping down their costs by using health and wellness programs, for which the LifeStem™ service could play a unique role.  KMI is also in the process of expanding to eight new locations throughout the U.S., all of which will offer this adult stem cell collection service.

The process of bringing the Stem Cell Microbank™ Service has been difficult, and has had to overcome numerous legal, technical and administrative hurdles, however, LifeStem, through its service provided in the Atlanta area, has scheduled the first two clients for its service in the first week of May, 2008.

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

Leveraging Brand Recognition and Existing Customer Base

Each of the CalbaTech companies already each has created brand recognition and asatisfied customer base. These can all be leveraged to cross market the products of the others. Joint promotions to each other's customer base further cements these links. The scenario is one of sister companies/brands working together, although there may be additional value in building equity in an overall marketing banner above the different entities.

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

The first patent application entitled "Device and methods for processing sample and detecting analytes at low concentration" has been abandoned by CalbaTech.

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

Additionally, it was released that the Company had provided a Letter of Intent to acquire intellectual property from a group of doctors at Harvard.  This Letter of Intent was never signed and has expired.  The Company may or may not determine in the future to pursue this intellectual property in the future.

Employees

The Company currently has sixteen employees. The Company does not have any collective bargaining agreements covering any of its employees, has not experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company considers relations with its employees to be good.

ITEM 2. PROPERTIES.

Corporate

The Company's principal executive and administrative offices are located at 23341 Del Lago, Laguna Hills, California and at 1740 East Katella, Orange California.  The Company considers these offices to be adequate and suitable for its current needs, but as the Company expands, it expects to expand its facilities and as such, will look for larger facilities when necessary.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the last quarter of fiscal year-ended December 2007, the Company did not submit any matters to a vote of security holders.  The Company did submit a matter to the vote of security holders in February of 2008.  There were three proposals, all of which passed.  The Company reports the results below next to each proposed amendment.

1. The first amendment was to amend the Articles of Incorporation to change the name of the Company to LifeStem International, Inc.  This amendment was passed by a percentage of 99.9% of the votes cast.

2. The second amendment was to amend the Articles of Incorporation to authorize the Board of Directors to enact a reverse-split of the common stock of the Company.  This amendment was passed by a percentage of 71.6% of the votes cast.

3.  The third amendment was to amend the Articles of Incorporation to authorize 300,000,000 shares of common stock of the Company.  This amendment was passed by a percentage of 82.1% of the votes cast.

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

Per Share Common Stock Bid Prices by Quarter For the Fiscal Year Ended on December 31, 2007

	High	Low

Quarter Ended December 31, 2007	.017	.003
Quarter Ended September 30, 2007	.026	.010
Quarter Ended June 30, 2007	.037	.013
Quarter Ended March 31, 2007	.050	.033

Per Share Common Stock Bid Prices by Quarter For the Fiscal Year Ended on December 31, 2006

	High	Low

Quarter Ended December 31, 2006	.054	.035
Quarter Ended September 30, 2006	.10	.041
Quarter Ended June 30, 2006	.10	.025
Quarter Ended March 31, 2006	.137	.023

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

Holders of Common Equity

As of December 31, 2007, the Company's transfer agent shows 230 shareholders of record of the Company's common stock.

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

Comparison of the Year Ended December 31, 2007 with the Year Ended December 31, 2006

During the year ending December 31, 2007 the Company experienced a slight decrease in revenues with sales $1,148,529 compared to $1,250,353 in the year ending December 31, 2006.  Additionally, the Company had other income of $3,598 compared to $13,443 in prior year 2006. The Company believes that with expected growth of KD Medical, Inc., along with the revenue to be generated by LifeStem’s Stem Cell Microbank™, the Company’s revenue will substantially increase in 2008.

Cost of revenues consists of direct manufacturing costs and applied overhead expenses for the research reagent business, as well as labor costs associated with its service revenue.  Cost of revenues as a percentage of net revenues were 42% in the year ended December 31, 2007, down 5% from 47% for the year ended December 31, 2006.  The cost of goods sold percentage will fluctuate from quarter to quarter because absorbed overhead increases when volume is decreasing and because labor ratios are less than optimized in manufacturing processes when revenues are lower.  As revenues increases, cost of goods sold as a percentage of revenue should become more and more favorable for the company.

Operating expenses decreased 20% in 2007 from $1,947,918 in 2006 to $1,557,523 in the current period, as management has worked to cut costs and control expenses.

Net Income (Loss)

The Company produced net income of $27,940 as compared to a net income of $13,801. The net income at December 31, 2006 was due primarily to an unrealized gain on adjustment of derivative and warrant liability to fair value of underlying securities related to the convertible notes the Company obtained in 2005 of $2,007,730. Net income at December 31, 2007 was due to two factors: 1) an unrealized gain on adjustment of derivative and warrant liability to fair value of underlying securities related to the convertible notes the Company obtained in 2005 of $657,349; and 2) income derived from the settlement of debt of $999,926 as management worked to reduced the Company’s outstanding debt. Operationally, the Company believes that increased revenues and profitability generated by KD Medical, continued growth and new profitability of Molecula, along with the profitable Stem Cell Microbank™ sales from LifeStem will result in a net profit for 2008.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2007 was $134,623 and $10,212 at December 31, 2006.  The assets of the Company increased from $520,443 at December 31, 2006 to $575,817 at December 31, 2007. As a result of our operating losses for the year ended December 31, 2007, we generated a cash flow deficit of $244,576 from operating activities.  The Company has used its working capital to finance ongoing operations and the development and marketing of its products.

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

Number of Employees

As of December 31, 2007, the Company has sixteen employees.  In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. Other than through acquisition, we do not anticipate our employment base will significantly change during the next 12 months. As we continue to expand, we expect to incur additional costs for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Dependence Upon Management

Our future performance and success are dependant upon the efforts and abilities of our Management. To a very significant degree, we are dependent upon the continued services of James DeOlden and Edward Deese, our founders and Directors. If we lost the services of Mr. DeOlden or Mr. Deese or other key employees before we could get a qualified replacement, that loss could materially adversely affect our business.

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

Continued Control by Current Officers and Directors

As of March 18, 2008, the present officers and directors own approximately 14% of the outstanding shares of Common Stock, and therefore are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of the Company, the appointment of officers, and the determination of officers' salaries. Shareholders have no cumulative voting rights. (See Security Ownership of Certain Beneficial Owners and Management) Audit's Opinion Expresses Doubt About The Company's Ability To Continue As a "Going Concern".

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

ITEM 7. FINANCIAL STATEMENTS.

Financial statements as of and for the year ended December 31, 2007, and for the ended December 31, 2006 are presented in a separate section of this report following Part IV.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company engaged Turner, Jones, and Associates, PLLC ("Turner") as its certifying accountant as of January 3, 2007 for the Company's fiscal year ending December 31, 2006. The Company has not consulted Turner previously.

There were no disagreements with auditors for the period ended December 31, 2007.

ITEM 8A(T).  CONTROLS AND PROCEDURES.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Because of their inherent limitations, any system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including the chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework defined in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management’s assessment of the control environment included all significant locations and subsidiaries.

Material Weaknesses

Based on our evaluation under COSO, management concluded that our internal control over financial reporting was not effective as of December 31, 2007, due to control deficiencies in three areas that we believe should be considered material weaknesses. A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

1.	The company did not sufficiently segregate duties over incompatible functions at the corporate headquarters.

The company’s inability to sufficiently segregate duties is due to a staff vacancy at the corporate headquarters, which management expects to fill during the current year. Further, management has increased the frequency of independent reconciliations of significant accounts, which will mitigate the lack of segregation of duties until the accounting department at the corporate headquarters is fully staffed

2.	In conjunction with the lack of segregation of duties, the company did not institute specific anti-fraud controls.

While management found no evidence of fraudulent activity, the chief accounting officer has access to both accounting records and corporate assets, principally the operating bank account. Management believes this exposure to fraudulent activity is not material either to the operations of the company or to the financial reporting; however, management has instituted Key Controls specifically designed to prevent and detect—on a timely basis—any potential loss due to fraudulent activity.

In addition, management is in the process of instituting whistle-blower policies and procedures, see material weakness 3, following.  This policy and procedure will further strengthen the anti-fraud controls at the corporate headquarters.

3.	The company did not institute, as of December 31, 2007, a whistle-blower policy and procedure as required by Section 301 of the Sarbanes-Oxley Act.

Management has drafted a whistle-blower policy, and will communicate the policy as soon as it is approved by the Board of Directors.  In addition, management is compiling specific procedures for the Chairman of the Audit Committee to independently investigate and resolve any issues or concerns raised. Management expects that this material weakness will be fully remedied during the second quarter of 2008.

Limitations on Effectiveness of Controls and Procedures

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

(b) Compliance with Section 16(a) of the Exchange Act. Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers and persons holding 10% or more of the Company's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Company's common stock with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the fiscal year ended December 31, 2006, the Company is unaware that any required reports were not filed.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

		Annual compensation
		Long-term Compensation				Awards			Payouts

Name and					Other	Restricted		Securities
Principal					annual	stock		underlying	LTIP	All other
position	Year	Salary		Bonus	compensation	award(s)		options/SARs	payouts	compensation
		($)		($)	($)	($)		(#)	($)	($)
James DeOlden,	2007	$97,439	(1)	0	0	$114,000		0	0	0
CEO	2006	$96,000	(1)	0	0	$159,000		0	0	0
CEO	2005	$104,153	(1)	0	0	$63,000		0	0	0
	2004	$0	(1)	0	0	$316,872	(2)	0	0	0
	2003	$14,000		0	0	0		0	0	0

Edward Deese,	2007	$69,588	(1)	0	0	$114,000		0	0	0
President, COO	2006	$92,000	(1)	0	0	$159,000		0	0	0
	2005	$133,500	(1)	0	0	$63,000		0	0	0
	2004	$93,500	(1)	0	0	$266,387	(2)	0	0	0
	2003	$74,500		0	0	0		0	0	0

(1) Contractual agreements with James DeOlden and Edward Deese as officers have been attached to previous filings. As these salaries have not been paid in full, either in payments in restricted stock nor cash, such outstanding amounts have carried over.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 18, 2008. This chart reflects the number of shares held by those shareholders controlling more than five percent, those shareholders that are officers and/or directors, as well as a collective group of all of the above.

OWNERSHIP

		Approximate
		Percent
		of Common
	Number of Shares	Shares
Name	of Common Stock	Owned
Edward H. Deese(3)	9,262,388	4.69

James DeOlden(3)	9,077,803	4.60

John F. Gordon	10,077,803	5.11

Group: All Officers/Beneficial Owners
Directors (1)	28,417,994	14.40

All Shares
Outstanding	197,361,586	100.00

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

3.  These individuals each own five million preferred shares of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the past two years, and not as otherwise disclosed of in any other filing, there have not been any transactions that have occurred between the Company and its officers, directors, and five percent or greater shareholders, unless listed below.

From time to time, the Company's officers and shareholders have advanced funds to the Company. The note payable balance to related parties was $78,070 outstanding as of December 31, 2007 and $84,878 outstanding as of December 31, 2006. No formal arrangements or repayment terms exist. Certain of the officers and directors of the Company are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Company and its officers and directors. The Company will attempt to resolve such conflicts of interest in favor of the Company. The officers and directors of the Company are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling the Company's affairs. A shareholder may be able to institute legal action on behalf of the Company or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to the Company.

PART IV.

ITEM 13. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits.

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the years ended December 31, 2007 and 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	December 31, 2007	December 31, 2006

(i) Audit Fees	$46,887	$44,501
(ii) Audit Related Fees	$0	$0
(iii) Tax Fees	$0	$0
(iv) All Other Fees	$0	$0

Total fees	$46,887	$44,501

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of CalbaTech's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of CalbaTech, Inc.'s consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2007 or 2006.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax services provided in fiscal 2007 or 2006.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2007 or 2006.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature	Title	Date

/s/ James DeOlden	CEO/Secretary/Director	March 26, 2008
James DeOlden

/s/Edward Deese	President/Treasurer/Director	March 26, 2008
Edward Deese

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES

DECEMBER 31, 2007 AND 2006

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934
CALBATECH, INC.

CALBATECH, INC.

Turner, Jones & Associates, PLLC
Certified Public Accountants
108 Center Street, North, 2nd Floor
Vienna, Virginia 22180-5712
(703) 242-6500

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Calbatech, Inc. and Subsidiaries
23341 Del Lago
Laguna Hills, CA 92653

We have audited the accompanying consolidated balance sheet of Calbatech, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calbatech, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements must have been prepared assuming the Company will continue as a going concern.  As discussed in Note O to the consolidated financial statements, the Company has suffered recurring losses from operations, negative working capital, and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern.  Management's plan in regard to these matters is also described in Note O.  The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

Vienna, Virginia
March 27, 2008

/s/ Turner, Jones & Associates, PLLC
Turner, Jones & Associates, PLLC

CALBATECH, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS
CURRENT ASSETS:
Cash	$134,623	$10,212
Accounts receivable, net of allowance of $10,715 and $17,642, respectively	75,262	94,181
Inventory	214,855	212,405
Prepaid expenses	23,274	31,973
Total current assets	448,014	348,771

Fixed assets, net	89,556	123,665

Other assets:
Unamortized financing costs, net of accumulated amortization and write off of $234,439 and $206,994, respectively	38,247	48,007

	$575,817	$520,443

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Cash overdraft	$-	$12,401
Accounts payable and accrued expenses	1,260,421	1,044,884
Capital leases payable	36,562	35,642
Notes payable - banks	-	67,250
Notes payable, including $78,070 and $84,878 to related parties, respectively	241,070	554,689
Settlement liability	-	619,354
Convertible notes payable	743,927	53,577
Total current liabilities	2,281,980	2,387,797

Long term debt, less current maturities:
Capital leases payable	17,745	29,889
Derivative liability related to convertible debentures	2,118,173	1,732,097
Warrant liability related to convertible debentures	55,336	563,728
Note payable to banks	-	21,190
Convertible notes payable	83,549	540,083
Total long term liabilities	2,274,803	2,886,987
Total liabilities	4,556,783	5,274,784

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred stock, par value $0.001 per share; 25,000,000 shares authorized; 1,250,000 shares issued and outstanding as of December 31, 2007 and 2006	1,250	1,250
Common stock, par value $0.001 per share; 200,000,000 shares authorized, 196,798,501 and 108,791,489 shares issued and outstanding as of December 31, 2007 and 2006, respectively	196,799	108,792
Additional paid in capital	7,373,648	6,803,867
Treasury stock, at cost	-	(87,647)
Accumulated deficit	(11,552,663)	(11,580,603)
Total deficiency in stockholders' equity	(3,980,966)	(4,754,341)
	$575,817	$520,443
See the accompanying notes to the consolidated financial statements

CALBATECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
REVENUES:
Net sales	$1,148,529	$1,250,353
Cost of sales	(485,680)	(587,640)
Gross profit	662,849	662,713

OPERATING EXPENSES:
Selling and administrative	1,545,033	1,925,845
Depreciation and amortization	12,490	22,073
Total operating expenses	1,557,523	1,947,918

LOSS FROM OPERATIONS	(894,674)	(1,285,205)

Other income	3,598	13,443
Income derived from settlement of debt	999,926	-
Unrealized gain (loss) on adjustment of derivative and warrant liability to fair value of underlying securities	657,349	2,007,730
Interest expense, net	(738,258)	(722,167)

Net Income before income taxes	27,940	13,801

Income taxes	-	-

NET INCOME	$27,940	$13,801

Net Income per common share-basic (Note A)	$0.00	$0.00

Net Loss per common stock-assuming fully diluted (Note A)	$(0.00)	$(0.02)

Weighted average number of common shares outstanding-basic	135,320,968	73,004,530

Weighted average number of common shares outstanding-fully diluted	1,514,472,903	131,098,261

See the accompanying notes to the consolidated financial statements

CALBATECH, INC.
STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

					Additional		Treasury		Common
	Preferred	Stock	Common	Stock	Paid in	Treasury	Stock	Subscription	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Shares	Subscription	Deficit	Total
Balance as of January 1, 2006	1,250,000	$1,250	76,712,132	$76,712	$5,783,228	563,155	$(87,647)	650,000	$169,000	$(11,594,404)	$(5,651,861)
Common stock issued on January 10, 2006 as payment towards convertible debentures	-	-	2,980,000	2,980	30,992	-	-	-	-	-	33,972
Common stock issued on January 20, 2006 as payment towards convertible debentures	-	-	2,980,000	2,980	30,742	-	-	-	-	-	33,722
Common stock issued on February 13, 2006 as payment towards convertible debentures	-	-	2,980,000	2,980	31,767	-	-	-	-	-	34,747
Common stock issued on February 21, 2006 as payment towards convertible debentures	-	-	777,000	777	8,391	-	-	-	-	-	9,168
Common stock issued on February 28, 2006 as payment towards convertible debentures	-	-	777,446	777	11,338	-	-	-	-	-	12,115
Common stock issued on March 1, 2006 to officers for prior year's compensation at $0.025 per share	-	-	8,286,532	8,287	198,877	-	-	-	-	-	207,164
Common stock issued on March 1, 2006 for services rendered at $0.09 per share	-	-	400,000	400	35,600	-	-	-	-	-	36,000
Common stock issued on March 9, 2006 for services rendered at $.07 per share	-	-	25,000	25	1,725	-	-	-	-	-	1,750
Common stock issued on July 21, 2006 for services rendered at $0.07 per share	-	-	600,000	600	41,400	-	-	-	-	-	42,000
Common stock issued on July 21, 2006 for subscription shares	-	-	650,000	650	168,350	-	-	(650,000)	(169,000)	-	-
Common stock issued on August 21, 2006 for services rendered at $0.05 per share	-	-	690,909	691	33,854	-	-	-	-	-	34,545
Common stock issued on October 12, 2006 for services rendered at $0.044 per share	-	-	355,606	356	15,291	-	-	-	-	-	15,647
Commons stock issued on October 13, 2006 as payment towards convertible securities	-	-	959,181	959	18,705	-	-	-	-	-	19,664
Common stock issued on October 16, 2006 for services rendered at $0.047 per share	-	-	400,000	400	18,400	-	-	-	-	-	18,800
Common stock issued on October 26, 2006 to officers for compensation at $0.042 per share	-	-	6,000,000	6,000	246,000	-	-	-	-	-	252,000
Common stock issued on November 3, 2006 for services rendered at $0.045 per share	-	-	125,000	125	5,500	-	-	-	-	-	5,625
Common stock issued on December 13, 2006 for services rendered at $0.041 per share	-	-	3,092,683	3,093	123,707	-	-	-	-	-	126,800
Net Income	-	-	-	-	-	-	-	-	-	13,801	13,801
Balance as of December 31, 2006	1,250,000	$1,250	108,791,489	$108,792	$6,803,867	563,155	$(87,647)	-	$-	$(11,580,603)	$(4,754,341)

See the accompanying notes to the consolidated financial statements

CALBATECH, INC.
STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

					Additional		Treasury		Common
	Preferred	Stock	Common	Stock	Paid in	Treasury	Stock	Subscription	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Shares	Subscription	Deficit	Total
Balance as of December 31, 2006	1,250,000	$1,250	108,791,489	$108,792	$6,803,867	710,534	$(87,647)	-	$-	$(11,580,603)	$(4,754,341)
Common stock issued on February 9, 2007 as payment towards convertible debentures	-	-	978,590	979	17,027	-	-	-	-	-	18,006
Common stock issued on February 13, 2007 to officers for prior year's compensation at $0.0345 per share	-	-	9,000,000	9,000	302,040	-	-	-	-	-	311,040
Common stock issued on March 1, 2007 for services rendered at $0.036 per share	-	-	2,500,000	2,500	87,501	-	-	-	-	-	90,001
Common stock issued on April 16, 2007 for services rendered at $0.03 per share	-	-	656,653	657	19,043	-	-	-	-	-	19,700
Common stock issued on May 1, 2007 for services rendered at $0.028 per share	-	-	1,500,000	1,500	40,500	-	-	-	-	-	42,000
Common stock issued on May 3, 2007 for services rendered at $0.024 per share	-	-	500,000	500	11,500	-	-	-	-	-	12,000
Common stock issued on May 24, 2007 as payment towards convertible debentures	-	-	500,000	500	5,000	-	-	-	-	-	5,500
Common stock issued on June 6, 2007 as payment towards convertible debentures	-	-	500,000	500	5,000	-	-	-	-	-	5,500
Common stock issued on July 20, 2007 as payment towards convertible debentures	-	-	250,000	250	1,125	-	-	-	-		1,375
Common stock issued on July 25, 2007 as payment towards convertible debentures	-	-	250,000	250	1,150	-	-	-	-	-	1,400
Common stock issued on August 3, 2007 as payment towards convertible debentures	-	-	500,000	500	2,050	-	-	-	-	-	2,550
Common stock issued on August 9, 2007 as payment towards convertible debentures	-	-	500,000	500	1,750	-	-	-	-	-	2,250
Common stock issued on August 16, 2007 as payment towards convertible debentures	-	-	500,000	500	1,400	-	-	-	-	-	1,900
Common stock issued on August 21, 2007 as payment towards convertible debentures	-	-	500,000	500	1,400	-	-	-	-	-	1,900
Common stock issued on August 27,, 2007 as payment towards convertible debentures	-	-	500,000	500	1,650	-	-	-	-	-	2,150
Common stock issued on September 5, 2007 as payment towards convertible debentures	-	-	1,000,000	1,000	2,900	-	-	-	-	-	3,900

See the accompanying notes to the consolidated financial statements

CALBATECH, INC.
STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

					Additional		Treasury		Common
	Preferred	Stock	Common	Stock	Paid in	Treasury	Stock	Subscription	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Shares	Subscription	Deficit	Total
Common stock issued on September 19, 2007 as payment towards convertible debentures	-	-	6,221,351	6,222	26,750	-	-	-	-	-	32,972
Common stock issued on September 26, 2007 as payment towards convertible debentures	-	-	6,221,351	6,222	32,974	-	-	-	-	-	39,196
Common stock issued on October 1, 2007 as payment towards convertible debentures	-	-	6,221,431	6,222	24,263	-	-	-	-	-	30,485
Common stock issued on October 11, 2007 as payment towards convertible debentures	-	-	6,221,341	6,221	14,309	-	-	-	-	-	20,530
Common stock issued on October 19, 2007 as payment towards convertible debentures	-	-	3,600,000	3,600	7,560	-	-	-	-	-	11,160
Common stock issued on October 22, 2007 as payment towards convertible debentures	-	-	2,621,350	2,621	5,505	-	-	-	-	-	8,126
Common stock issued on October 26, 2007 as payment towards convertible debentures	-	-	3,600,000	3,600	8,280	-	-	-	-	-	11,880
Common stock issued on October 30, 2007 as payment towards convertible debentures	-	-	2,621,350	2,621	5,505	-	-	-	-	-	8,126
Common stock issued on November 6, 2007 as payment towards convertible debentures	-	-	3,600,000	3,600	8,280	-	-	-	-	-	11,880
Common stock issued on November 7, 2007 as payment towards convertible debentures	-	-	2,621,350	2,621	5,767	-	-	-	-	-	8,388
Common stock issued on November 19, 2007 as payment towards convertible debentures	-	-	6,221,350	6,221	10,576	-	-	-	-	-	16,797
Common stock issued on November 26, 2007 as payment towards convertible debentures	-	-	6,221,350	6,221	4,978	-	-	-	-	-	11,199
Common stock issued on December 3, 2007 as payment towards convertible debentures	-	-	6,221,350	6,221	1,244	-	-	-	-	-	7,465
Common stock issued on December 17, 2007 as payment towards convertible debentures	-	-	6,221,350	6,221	(162)	-	-	-	-	-	6,059
Cancellation of treasury shares	-	-	(563,155)	(563)	(87,084)	(563,155)	87,647	-	-	-	-
Net Income	-	-	-	-	-	-	-	-	-	27,940	26,190
Balance, December 31, 2007	1,250,000	$1,250	196,798,501	$196,799	$7,373,648	$-	$-	$-	$-	$(11,552,663)	$(3,982,716)

See the accompanying notes to the consolidated financial statements

CALBATECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,940	$13,801
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustments for depreciation and amortization	34,109	43,706
Common stock issued or subscribed in connection with services rendered	163,701	281,167
Common stock issued for officer compensation	311,040	459,163
Common stock issued in settlement of debt	270,694	143,388
Income derived in settlement of debt	(999,926)	-
Accretion of convertible notes payable	233,816	361,451
Unrealized losses (gains) on adjustment of derivative and warrant liability to fair value of underlying securities	(657,349)	(2,007,730)
Amortization and write off of financing costs	44,759	71,698
Amortization of prepaid interest	-	49,911
(Increase) decrease in:
Accounts receivable	18,919	64,306
Inventory	(2,450)	3,725
Prepaid expenses	8,699	271
Increase (decrease) in:
Cash overdraft	(12,401)	12,401
Accounts payable and accrued expenses	324,641	184,194
Net cash used in operating activities	(244,576)	(318,548)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	-	(6,495)
Net cash used in investing activities	-	(6,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (to) shareholders	(6,808)	67,582
Proceeds (payments) on convertible debentures	500,000	-
Proceeds (payments) on notes payable and capital leases, net	(134,973)	(33,470)
Net cash provided by financing activities	366,119	34,112

Net decrease in cash and cash equivalents	124,411	(290,931)
Cash and cash equivalents at beginning of period	10,212	301,143
Cash and cash equivalents at end of period	$134,623	$10,212

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$3,595	$13,281
Cash paid during the period for taxes	-	-
Unrealized (gain) loss on adjustment of derivative and warrant liability to fair value of underlying securities	$(657,349)	$(2,007,730)

NON - CASH FINANCING ACTIVITIES:
Common stock issued in exchange for services	$474,741	$740,330

See the accompanying notes to the consolidated financial statements

CALBATECH, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

The Company also through its subsidiary – KD Medical, manufactures and distributes microbiological culture medias and other research agents. KD Medical’s products are used in genetic engineering, drug discovery, molecular biology labs and biopharmaceutical production.

The Company also through its subsidiary – LifeStem, Inc is positioning itself to become a leading supplier of “Cellular Logistics” by providing services and technologies to facilitate the efficient acquisition and delivery of purified adult stem cells, development of stem cell delivery devices for clinical applications and clinical applications of specific stem cell based therapies.

From its inception through the date of these financial statements the Company has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of December 31, 2007, the Company has accumulated losses of $11,554,413.

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

CALBATECH, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Inventories

Inventories are stated at the lower of cost or market determined by the average cost method.  Inventories consist of products available for sale to distributors and customers.

Components of inventories as of December 31, 2007 and 2006 are as follows:

	2007	2006
Raw materials	$182,179	$133,936
Finished goods	32,676	78,469

Total	$214,855	$212,405

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

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs. The Company did not incurred an impairment loss for the years ended December 31, 2007 and 2006

Income Taxes

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

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs".  Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company did not incur expenditures on research and product development for the years ended December 31, 2007 and 2006.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred.  The Company charged to operations $4,574 and $4,437, as advertising costs for the year ended December 31, 2007 and 2006, respectively.

CALBATECH, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

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

Stock Based Compensation

Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the stock option grant price equaled the market price on the date of grant, and any purchase discounts under the Company’s stock purchase plans were within statutory limits, no compensation expense was recognized by the Company for stock-based compensation. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements. The Company did not issue any stock options during the years ended December 31, 2007 and 2006.

Effective January 1, 2006, the beginning of the Company’s first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted, modified, or settled stock options. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method.

Total stock-based compensation expense recognized in the consolidated statement of earnings for the year ending December 31, 2007 and 2006 was $0, net of tax effect.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Liquidity

As shown in the accompanying financial statements, the Company recorded a net income of $27,940 and $13,801 during the years ended December 31, 2007 and 2006, respectively. The Company's total liabilities exceeded its total assets by $3,980,966 as of December 31, 2007.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At December 31, 2007 and 2006, allowance for doubtful account balance was $10,715 and $17,642, respectively.

CALBATECH, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Net income (loss) per share

The following reconciliation of net income and share amounts used in the computation of income (loss) per share for the year ended December 31, 2007 and 2006:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Net income used in computing basic net income per share	$27,940	$13,801
Impact of assumed assumptions:
Amortization of debt discount (interest expense) on convertible debentures	233,815	361,451
Impact of equity classified as liability:
Gain on warrant liability and derivative to fair value	(657,349)	(2,007,730)
Net Income (loss) in computing diluted net income (loss) per share:	$(395,594)	$(1,632,478)

The weighted average shares outstanding used in the basic net income per share computations for the years ended December 31, 2007 and 2006 was 135,320,968 and 73,004,530, respectively. In determining the number of shares used in computing diluted loss per share, the Company added approximately 1,379,151,935 and 58,093,731 potentially dilutive securities for the years ended December 31, 2007 and 2006, respectively. The potentially dilutive securities added were attributable to the warrants and convertible debentures outstanding. As a result, the diluted loss per share for the year ended December 31, 2007 was $0.00 and  $0.02, respectively.

Derivative Financial Instruments

The Company's derivative financial instruments consist of embedded derivatives related to the Secured Convertible Debentures (see Note F). These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the Note Agreement and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Any change in fair value inclusive of modifications of terms will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Conversion-related derivatives were valued using the intrinsic method and the warrants using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 401%; and risk free interest rate from 3.05% to 3.70%.  The derivatives are classified as long-term liabilities.

Registration rights

In with raising capital through the issuance of Convertible Notes, the Company has issued convertible debentures and warrants in that have registration rights with liquidated damages for the underlying shares.  As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the net value of the of the underlying embedded derivative and warrants at the date of issuance was recorded as liabilities on the balance sheet. Liquidated damages are estimated and accrued as a liability at each reporting date.

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”).  SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The SFAS No. 155 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. SFAS No.156 did not have a material impact on the Company's financial position, results of operations or cash flows.

CALBATECH, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In July 2006, the FASB issued Interpretation No. 48, “Accounting for uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS No. 5, “ Accounting for Contingencies”. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet evaluated the impact of adopting FIN No. 48 on the Company’s financial position, results of operations or cash flows.

In September 2006, FASB issued its SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No.157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In September 2006 the FASB issued its SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to  the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company does not expect adoption of this standard will have a material impact on its financial position, results of operations or cash flows

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets.  SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

CALBATECH, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE B - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at December 31, 2007 and 2006 are as follows:

	2007	2006
Furniture and fixtures	$41,260	$41,260
Equipment	351,183	351,138
Computer equipment	56,654	56,654
	449,097	449,052
Less: Accumulated depreciation	359,541	325,387

Net property and equipment	$89,556	$123,665

The total depreciation expense for the year ended December 31, 2007 and 2006 amounted to $34,155 and $43,706, respectively of which $21,665 and $21,633 is included in cost of goods sold for each respective year.

NOTE C - NOTES PAYABLE

Notes payable at December 31, 2007 and 2006 consists of the following:

	2007	2006
Note payable-State of Maryland, accrues interest at 0% per annum, unsecured. In accordance with a forbearance agreement, if KD Medical defaults on any payments, cumulative interest at 10% per annum will be added. as of December 31, 2007, cumulative amount of interest was $352,499	163,000	249,400

Notes payable-unsettled claims from acquisition of Molecularware; accrues interest at 12% per annum, unsecured	-	175,273

Notes payable-settlement of outstanding claims of Molecularware; accrues interest at 12% per annum, unsecured	-	45,138

Notes payables-shareholders, accrues interest at 0% per annum, unsecured	78,070	84,878
	241,070	554,689
Less: current maturities:	(241,070)	(554,689)
	$-	$-

The Company agreed to issue up to $600,000 of convertible debentures to Molecularware to settle debts.  The time frame for settling those debts and issuing convertible debentures was ninety days.  As of December 31, 2006, $45,138 was settled in the form of debentures. The Company determined that the remaining $175,273 and $45,138 could not be identified or could verify its existence.  Therefore the Company reported as gain on disposition of debt of a total of $315,624 inclusive of accrued interest; which represented the remaining non extinguished debt in the year ended December 31, 2007.

NOTE D - NOTES PAYABLE - BANKS

Notes payable - bank at December 31, 2007 and 2006 consists of the following:

	2007	2006
Bank term debt, guaranteed by its officers, and bears interest at a rate of 9% per annum, with monthly payments of $1,048 over five years, maturing Oct, 2009	$-0-	$30,548

Lines of credit, guaranteed by its officers, in the total amount of $74,150 and bears interest rates from 9.4% to 14.24% per annum. The credit line calls for minimum payment of interest only	-	57,892

	-	88,440
Less: current portion	(-)	(67,250)

	$-	$21,190

CALBATECH, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE E - CONVERTIBLE NOTES PAYABLE

A summary of convertible promissory notes payable at December 31, 2007 and 2006 is as follows:

	December 31, 2007	December 31, 2006
10% convertible debenture, with related party, is payable on demand, unpaid principal together with accrued and unpaid interest is, at the option of the holder, convertible into shares of the Company’s common stock at a time or conversion price equal to fifty percent of the closing price of the Company’s common stock on the date of conversion. The Company has recorded $100,000 as a beneficial conversion discount-interest expense during the year ended December 31, 2003. In 2005, the note was converted to a non-interest bearing debenture.	$53,577	$53,577

10% convertible debenture with interest due quarterly subject to certain conditions, due three years from the date of the note. The holder has the option to convert unpaid principal to the Company’s common stock at the lower of (i) $0.14 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (see below)	690,350	540,083

8% convertible debenture with interest due quarterly subject to certain conditions, due three years from the date of the note. The holder has the option to convert unpaid principal to the Company’s common stock at the lower of (i) $0.14 or (ii) 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (see below)	83,549	-0-

	827,476	593,660
Less: current maturities	(743,927)	(53,577)
	$83,549	$540,083

The Company  entered into a Securities  Purchase  Agreement with four accredited investors on May 23, 2005 for the issuance of an  aggregate  of  $2,000,000  of convertible notes ("Convertible  Notes"),  and attached to the Convertible Notes were warrants to purchase  12,143,290 shares of the Company's  common stock. The Convertible Notes accrue interest at 10% per annum, payable quarterly, and are due three years from the date of the note.  The  note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of (i) $0.14 or (ii) 50% of the average of the three lowest  intraday  trading prices for the common  stock on a  principal  market  for the 20  trading  days  before but not including conversion date. The effective interest rate at the date of inception was 23.47% per annum.

As of December 31, 2007, the Company issued to the investors Convertible Notes in a total amount of $2,000,000 in exchange for net proceeds of $1,635,667.  The proceeds that the Company received were net of prepaid interest of $133,333 representing the first eight month’s interest calculated at 10% per annum for the aggregate of $2,000,000 of convertible notes, and related fees and costs of $255,000.  Prepaid interest is amortized over the first eight months of the note and capitalized financing costs were amortized over the maturity period (three years) of the convertible notes.

The Company's identified embedded derivatives related to the Securities Purchase Agreement entered into on May 23, 2005. These embedded derivatives included certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company allocate the relative fair values of the derivatives and related warrants as of the inception date of the Securities Purchase Agreement up to the proceeds amount and to fair value as of each subsequent balance sheet date. At the inception of the Securities Purchase Agreement, the Company allocated $1,147,698 and $852,302 to the embedded derivatives and related warrants, respectively.

For the years ended December 31, 2007 and 2006, the Company amortized the debt discount and charged to interest expense $150,266 and $361,451, respectively.

The Company  entered into a Securities  Purchase  Agreement with four accredited investors on July 13, 2007 for the issuance of an  aggregate  of  $535,000  of convertible notes ("Convertible  Notes"),  and attached to the Convertible Notes were warrants to purchase  10,000,000 shares of the Company's  common stock. The Convertible Notes accrue interest at 8% per annum, payable quarterly, and are due three years from the date of the note.  The  note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of (i) $0.14 or (ii) 40% of the average of the three lowest  intraday  trading prices for the common  stock on a  principal  market  for the 20  trading  days  before but not including conversion date. The effective interest rate at the date of inception was 63.23% per annum.

CALBATECH, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE E - CONVERTIBLE NOTES PAYABLE (continued)

As of December 31, 2007, the Company issued to the investors Convertible Notes in a total amount of $535,000 in exchange for net proceeds of $500,000.  The proceeds that the Company received were net of related fees and costs of $35,000.  Capitalized financing costs are amortized over the maturity period (three years) of the convertible notes.

The Company's identified embedded derivatives related to the Securities Purchase Agreement entered into on July 13, 2007. These embedded derivatives included certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company allocate the relative fair values of the derivatives and related warrants as of the inception date of the Securities Purchase Agreement up to the proceeds amount and to fair value as of each subsequent balance sheet date. At the inception of the Securities Purchase Agreement, the Company allocated $467,310 and $67,690 to the embedded derivatives and related warrants, respectively.

For the year ended December 31, 2007, the Company amortized the debt discount and charged $83,549 to interest expense.

The accompanying financial statements comply with current requirements relating to warrants and embedded derivatives as described in FAS 133, EITF 98-5 and 00-27, and APB 14 as follows:

•
The Company allocated the proceeds received between convertible debt and detachable warrants based upon the relative fair market values on the dates the proceeds were received. The fair values of the detachable warrants and the embedded derivatives  were determined under the Black-Scholes option pricing formula and the intrinsic method, respectively

•
Subsequent to the initial recording, the increase (or decease) in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the increase (or decrease) in the intrinsic value of the embedded derivatives of the convertible debentures are recorded as adjustments to the liabilities at December 31, 2007 and 2006, respectively.

•
The expense relating to the increase (or decrease) in the fair value of the Company’s stock reflected in the change in the fair value of the warrants and derivatives is included as other income item as a gain or loss arising from convertible financing on the Company’s balance sheet.

•	Accreted principal of $773,899 and $540,083 as of December 31, 2007 and 2006, respectively.

NOTE F – CONVERTIBLE PREFERRED STOCK

On April 15, 2004, the Company issued 1,250,000 shares of Preferred Stock at a price of $0.20 per share to one entity.  The preferred shares issued are convertible on a 1 to 1.5 basis of preferred stock to common shares.  These shares have not been converted as of December 31, 2007.

NOTE G - COMMON STOCK

In January 2006, the Company issued 5,960,000 shares of common stock in exchange for convertible notes payable of $67,694.

In February 2006, the Company issued 4,534,446 shares of common stock in exchange for convertible notes payable of $56,030.

In March 2006, the Company issued 8,286,532 shares of common stock for officer’s prior year’s compensation, at $0.025 per share, which represented the value of the services received and which did not differ materially from the value of the stock when services were rendered.

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

In October 2006, the Company issued 6,000,000 shares of common stock for officer’s compensation, at $0.042 per share, which represented the value of the services received and which did not differ materially from the value of the stock when services were rendered.

CALBATECH, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE G - COMMON STOCK (continued)

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

In February 2007, the Company issued 9,000,000 shares of common stock for officer’s prior year’s compensation, at $0.035 per share, which represented the value of the services received and which did not differ materially from the value of the stock when services were rendered.

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

In September 2007, the Company issued 12,542,702 shares of common stock in exchange for convertible notes payable of $76,065

In October 2007, the Company issued 24,885,472 shares of common stock in exchange for convertible notes payable of $90,307.

In November 2007, the Company issued 18,664,050 shares of common stock in exchange for convertible notes payable of $48.264.

In December 2007, the Company issued 12,442,700 shares of common stock in exchange for convertible notes payable of $13,524.

NOTE H – OPTIONS AND WARRANTS

Non-Employee Stock Options

On December 1, 2002, the Company issued 80,000 options to a consultant as incentive to enter into a consulting agreement with the Company for a period of one year.  The 80,000 options vest quarterly over a period of three years with an exercise price of $.01 per share and a life of ten years from the date of grant.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to consultants at December 31, 2007.

		Options Outstanding		Options Exercisable
Weighted Average
Exercise	Number	Remaining Contractual	Weighed Average	Number	Weighted Average
Price	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$0.001	80,000	4.92	$0.001	80,000	$0.001

CALBATECH, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE H – OPTIONS AND WARRANTS (continued)

Non-Employee Stock Options (continued)

Transactions involving stock options issued to consultants are summarized as follows:

Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2005	80,000	$0.01
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2006	80,000	0.01
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2007	80,000	$0.01

Warrants

The Company granted 10,000,000 warrants during the year ended December 31, 2007 in connection with the issuance of convertible notes payable (see note E). The Company did not grant any compensatory warrants during the year ended December 31, 2007 and 2006.  The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock.

	Warrants Outstanding			Warrants Exercisable
		Weighted Average	Weighted		Weighted
	Number	Remaining Contractual Life	Average	Number	Average
Exercise Price	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$0.02	10,000,000	6.53	$0.02	10,000,000	$0.02
$0.20	6,071,645	2.50	$0.20	6,071,645	$0.20
$0.35	6,071,645	2.50	$0.35	6,071,645	$0.35
	22,143,290	4.32	$0.16	22,143,290	$0.16

Transactions involving warrants issued to non-employees are summarized as follows:

		Weighted Average Price
	Number of Shares	Per Share
Outstanding as of January 1, 2006	12,173,290	$0.275
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding as of December 31, 2006	12,143,290	0.275
Granted	10,000,000	0.02
Exercised	-	-
Canceled or expired	-	-
Outstanding as of December 31, 2007	22,143,290	$0.16

NOTE I - RELATED PARTY TRANSACTIONS

From time to time the Company's officers and shareholders advance funds to the Company. The notes payable-related parties balance outstanding was $78,070 and $84,878 as of December 31, 2007 and 2006, respectively.  No formal arrangements or repayment terms exist (see Note C).

NOTE J - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006
Accounts payable	$172,677	$242,195
Accrued salaries	456,539	244,571
Payroll liabilities	364,068	366,361
Accrued Interest	267,137	191,758
	$1,260,421	$1,044,885

CALBATECH, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE K - INCOME TAXES

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.  A management estimates that at December 31, 2007, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $10,000,000, expiring in the year 2023, that may be used to offset future taxable income.  Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of December 31, 2007 and 2006 are as follows:
Non current:

	2007	2006

Net operating loss carry forward	$3,500,000	$3,150,000
Valuation allowance	(3,500,000)	(3,150,000)
Net deferred tax asset	-	-

NOTE L - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share as of December 31 2007 and 2006, respectively:

	2007	2006
Income available for common shareholders	$27,940)	$13,801
Basic income (loss) per share	$0.00	$0.00
Fully diluted loss per share	$(0.00)	$(0.02)
Weighted average common shares outstanding-basic	135,320,968	73,004,530
Weighted average common shares-fully diluted	1,514,472,903	131,098,261

Net loss per share is based upon the weighted average shares of common stock outstanding.

NOTE M - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases production and administration facilities in Columbia, Maryland at a rate of approximately $12,393 per month.

Schedule of future minimum lease payments under operating equipment and premises leases at December 31, 2007 are as follows:

2008	125,159
2009	128,631
2010	132,188
2011	135,849
Total	$521,827

Rental expenses charged to operations for the years ended December 31, 2007 and 2006 were $142,907 and $192,113, respectively.

Capital Lease Obligations

The Company leases equipment financed by capital leases. Equipment included the following amounts for capitalized leases at December 31, 2007 and 2006:

	2007	2006
Equipment	$84,756	$84,756
Computers	3,010	3,010
	87,766	87,766
Less accumulated depreciation	38,407	25,803
Net	$49,359	$61,963

CALBATECH, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE M - COMMITMENTS AND CONTINGENCIES (continued)

The Company has capital leases for equipment used in its operation. The future minimum lease payments at December 31, 2007 are as follows:

2007	$48,199
2008	38,490
2009	14,070
2010	4,690
2011
57,250
Less: amount representing interest	(3,943)
54,307
Less: current Portion	(36,562)
Long-term Portion	$17,745

Depreciation expenses of $12,234 and $13,545 have been charged to operations for the years ended December 31, 2007 and 2006, respectively for leased equipment.

Employment Agreements

The Company has employment agreements with key employees. In addition to salary and benefit provisions, the agreements include defined commitments should the employees terminate the employment with or without cause.

NOTE N – DEFAULT LIABILITY

As of December 31, 2006, a default liability totaling $670,409, including accrued interest at statutory rates, existed against the Corporation’s subsidiary, KD Medical, Inc. The Company had never been able to confirm that a default liability against KD Medical, Inc. was ever a valid default liability, though the Company listed this potential default liability in the interest of full disclosure.  The company that potentially had a claim against KD Medical, Inc. was acquired in 2007 by another company and the default judgment was expunged through the allowance of uncollectible debt.  The Company has confirmed this through the confirmation process inherent in its year-end audit for the fiscal year ending 2007, and has received confirmation that KD Medical, Inc. no longer owes Qiagen any amounts related to such default judgment.

NOTE O - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements for the years ended December 31, 2007 and 2006, the Company has incurred operating losses of $894,674 and $1,285,205, respectively.  In addition, the Company has a deficiency in stockholder's equity of $3,980,966 and $4,754,341 at December 31, 2007 and 2006, respectively.  These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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