Form 10QSB
period 2008-03-31
LIFESTEM INTERNATIONAL, INC.
filed 2008-05-14
CIK 1156293

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-33039

LIFESTEM INTERNATIONAL, INC.
(Exact name of Company as specified in its charter)

Nevada	86-0932112
(State or jurisdiction of incorporation)	(I.R.S. Employer or organization Identification No.)

  23341 Del Lago, Laguna Hills, CA 92653
 (Address of principal executive offices)  (Zip Code)

Company's telephone number: (949) 450-9910

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes  X       No

As of May 12, 2008, the Company had 50,066,073 shares of common stock issued and outstanding.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets:
March 31, 2008 and December 31, 2007	3

Condensed Consolidated Statements of Operations:
Three Months Ended March 31, 2008 and 2007	4

Condensed Consolidated Statements of Cash Flows:
Three Months Ended March 31, 2008 and 2007	5

Notes to Condensed Consolidated Financial Statements:	6

Item 2. Management's Discussion And
Analysis Of Financial Condition
And Results Of Operations	18

Item 3. Controls and Procedures	26

Part II - Other Information

Item 1. Legal Proceedings	27

Item 2. Changes In Securities And Use Of Proceeds	27

Item 3. Defaults Upon Senior Securities	27

Item 4. Submission Of Matters To A Vote Of Security Holders	27

Item 5. Other Information	28

Item 6. Exhibits And Reports On Form 8-K	28

Signature

LIFESTEM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	March 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash	$70,854	$134,623
Accounts receivable, net of allowance of $4,442 and $10,715, respectively	104,633	75,262
Inventory	263,602	214,855
Prepaid expenses	23,274	23,274
Total current assets	462,363	448,014

Fixed assets, net	81,786	89,556

Other assets:
Unamortized financing costs, net of accumulated amortization and write off of $255,285 and $251,753, respectively	34,715	38,247

	$578,864	$575,817

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,007,956	$1,260,421
Capital leases payable	36,803	36,562
Notes payable, including $80,455 and $78,070 to related parties, respectively	221,855	241,070
Convertible notes payable	814,427	743,927
Total current liabilities	2,081,041	2,281,980

Long term debt, less current maturities:
Capital leases payable	14,558	17,745
Derivative liability related to convertible debentures	4,084,745	2,118,173
Warrant liability related to convertible debentures	26,448	55,336
Convertible notes payable	146,784	83,549
Total long term liabilities	4,272,535	2,274,803
Total liabilities	6,353,576	4,556,783

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred stock, par value $0.001 per share; 25,000,000 shares authorized; 11,250,000 and 1,250,000 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	11,250	1,250
Common stock, par value $0.001 per share; 200,000,000 shares authorized, 196,798,501 shares issued and outstanding	196,799	196,799
Additional paid in capital	7,615,648	7,373,648
Accumulated deficit	(13,598,409)	(11,552,663)
Total deficiency in stockholders' equity	(5,774,712)	(3,980,966)
	$578,864	$575,817
See the accompanying notes to the unaudited condensed consolidated financial statements

LIFESTEM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2008	2007
REVENUES:
Net sales	$318,853	$311,970
Cost of sales	(123,593)	(152,142)
Gross profit	195,260	159,828

OPERATING EXPENSES:
Selling and administrative	353,667	468,310
Depreciation and amortization	2,393	3,612
Total operating expenses	356,060	471,922

LOSS FROM OPERATIONS	(160,800)	(312,094)

Other income	-	3,075
Unrealized gain (loss) on adjustment of derivative and warrant liability to fair value of underlying securities	(1,709,295)	527,316
Interest expense, net	(175,651)	(152,245)

Net Income (loss) before income taxes	(2,045,746)	66,051

Income taxes	-	-

NET INCOME (LOSS)	$(2,045,746)	$66,051

Net Income (loss) per common share-basic (Note A)	$(0.01)	$0.00

Net Loss per common stock-assuming fully diluted (Note A)		$ (see Note A)

Weighted average number of common shares outstanding-basic	196,798,501	114,796,261

Weighted average number of common shares outstanding-fully diluted		(see Note A)

See the accompanying notes to the unaudited condensed consolidated financial statements

LIFESTEM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,045,746)	$66,051
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustments for depreciation and amortization	7,770	9,028
Common stock issued or subscribed in connection with services rendered	-	90,000
Common stock issued for officer compensation	-	311,040
Common stock issued in settlement of debt	-	18,006
Preferred stock issued for officer compensation	252,000	-
Accretion of convertible notes payable	133,735	81,680
Unrealized losses (gains) on adjustment of derivative and warrant liability to fair value of underlying securities	1,709,295	(527,316)
Amortization and write off of financing costs	3,532	8,136
(Increase) decrease in:
Accounts receivable	(29,371)	(37,679)
Inventory	(48,747)	43,329
Prepaid expenses	-	282
Increase (decrease) in:
Cash overdraft	-	(8,710)
Accounts payable and accrued expenses	(24,076)	(72,575)
Net cash used in operating activities	(41,608)	(18,728)

CASH FLOWS FROM INVESTING ACTIVITIES:

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (to) shareholders	(9,710)	30,795
Proceeds (payments) on notes payable and capital leases, net	(12,451)	(14,885)
Net cash provided by financing activities	(22,161)	15,910

Net decrease in cash and cash equivalents	(63,769)	(2,818)
Cash and cash equivalents at beginning of period	134,623	10,212
Cash and cash equivalents at end of period	$70,854	$7,394

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,106	$2,870
Cash paid during the period for taxes	$-	$-
Unrealized (gain) loss on adjustment of derivative and warrant liability to fair value of underlying securities	$1,709,295	$(527,316)

NON - CASH FINANCING ACTIVITIES:
Common stock issued in exchange for services	$-	$401,040
Preferred stock issued in exchange for services	$252,000	$-

See the accompanying notes to the consolidated financial statements

LIFESTEM INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2007 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

LifeStem International Inc., (formerly CalbaTech, Inc.) ("Company") was organized on April 29, 2002 under the laws of the state of Nevada. The Company is focused on incubating life science based companies that are developing next generation products and technologies.

LifeStem International acquired Molecula in October 2003. During 2005, Molecula Research Laboratories, LLC was dissolved in the state of Virginia. LifeStem International incorporated Molecula, Inc. in the state of Nevada.

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

From its inception through the date of these financial statements the Company has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of March 31, 2008, the Company has accumulated losses of $13,598,409.

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

Components of inventories as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
Raw materials	$251,380	$182,179
Finished goods	12,222	32,676

Total	$263,602	$214,855

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

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs. The Company did not incur impairment losses for the three month period ended March 31, 2008 and 2007.

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

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs".  Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company did not incur expenditures on research and product development for the three months ended March 31, 2008 and 2007.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred.  The Company charged to operations $505 and $63, as advertising costs for the three months ended March 31, 2008 and 2007, respectively.

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

Upon adoption of SFAS 123(R), the Company is using the Black-Scholes option-pricing model as its method of valuation for share-based awards granted beginning in fiscal 2006, which was also previously used for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

The Company had no employee stock options issued and outstanding at March 31, 2008. All prior awards of stock options were vested at the time of issuance in prior years.

Net income (loss) per share

The following reconciliation of net income and share amounts used in the computation of income (loss) per share for the three  months ended March 31, 2007:

Three months ended March 31, 2007
Net income used in computing basic net income per share	$66,050
Impact of assumed assumptions:
Amortization of debt discount (interest expense) on convertible debentures	81,680
Impact of equity classified as liability:
Gain on warrant liability and debt derivative marked to fair value	(527,316)
Net loss in computing diluted net income (loss) per share:	$(379,886)

The weighted average shares outstanding used in the basic net income per share computations for the three months ended March 31, 2008 and 2007 was 196,798,501 and 114,796,261, respectively. In determining the number of shares used in computing diluted loss per share for the three months ended March 31, 2007, common stock equivalents derived from shares issuable in conversion of the Callable Secured Convertible Notes and exercise of warrants are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share. Fully diluted loss per share as of March 31, 2007 was $(0.02).

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss from operations of $2,045,746 during the three month period ended March 31, 2008.  The Company's total liabilities exceeded its total assets by $5,774,712 as of March 31, 2008.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At March 31, 2008 and December 31, 2007, allowance for doubtful account balance was $4,442 and $10,715, respectively.

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

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155. “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140,” or SFAS No. 155. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We did not have a material impact on our financial position, results of operations or cash flows.

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

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes”. FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “ Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 did not have a material impact on the Company's financial position and results of operations.

In September 2006 the Financial Account Standards Board (the “FASB”) issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to  the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company adopted FSP 00-19-2 in the preparation of the financial statements (see Note 1).

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”).  SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Audit Guide”).  SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007, however, on February 6, 2008, FASB issued a final Staff Position indefinitely deferring the effective date and prohibiting early adoption of SOP 07-1 while addressing implementation issues.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities”  (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability.  EITF 07-3 will be effective for fiscal years beginning after December 15, 2007.  The Company does not expect that the adoption of EITF 07-3 will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

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

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on our consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE B - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
Furniture and fixtures	$41,260	$41,260
Equipment	351,138	351,183
Computer equipment	56,654	56,654
	449,052	449,097
Less: Accumulated depreciation	367,266	359,541

Net property and equipment	$81,786	$89,556

The total depreciation expense for the three months ended March 31, 2008 and 2007 amounted to $7,770 and $9,028, respectively of which $5,377 and $5,416 is included in cost of goods sold for each respective year.

NOTE C - CONVERTIBLE NOTES PAYABLE

A summary of convertible promissory notes payable at March 31, 2008 and December 31, 2007 is as follows:

	March 31, 2008	December 31, 2007
10% convertible debenture, with related party, is payable on demand, unpaid principal together with accrued and unpaid interest is, at the option of the holder, convertible into shares of the Company’s common stock at a time or conversion price equal to fifty percent of the closing price of the Company’s common stock on the date of conversion. The Company has recorded $100,000 as a beneficial conversion discount-interest expense during the year ended December 31, 2003. In 2005, the note was converted to a non-interest bearing debenture.	$53,577	$53,577

10% convertible debenture with interest due quarterly subject to certain conditions, due three years from the date of the note. The holder has the option to convert unpaid principal to the Company’s common stock at the lower of (i) $0.14 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (see below)	760,850	690,350

8% convertible debenture with interest due quarterly subject to certain conditions, due three years from the date of the note. The holder has the option to convert unpaid principal to the Company’s common stock at the lower of (i) $0.14 or (ii) 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (see below)	128,009	83,549

10% convertible debenture with interest due quarterly subject to certain conditions, due three years from the date of the note. The holder has the option to convert unpaid principal to the Company’s common stock at the lower of (i) $0.14 or (ii) 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (see below)	18,774	-0-

	961,210	827,476
Less: current maturities	(814,427)	(743,927)
	$146,783	$83,549

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

As of March 31, 2008, the Company issued to the investors Convertible Notes in a total amount of $2,000,000 in exchange for net proceeds of $1,635,667.  The proceeds that the Company received were net of prepaid interest of $133,333 representing the first eight month’s interest calculated at 10% per annum for the aggregate of $2,000,000 of convertible notes, and related fees and costs of $255,000.  Prepaid interest is amortized over the first eight months of the note and capitalized financing costs were amortized over the maturity period (three years) of the convertible notes.

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

For the three months ended March 31, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $70,499 and $81,680, respectively.

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

As of March 31, 2008, the Company issued to the investors Convertible Notes in a total amount of $535,000 in exchange for net proceeds of $500,000.  The proceeds that the Company received were net of related fees and costs of $35,000.  Capitalized financing costs are amortized over the maturity period (three years) of the convertible notes.

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

For the three months ended March 31, 2008, the Company amortized the debt discount and charged $44,461 to interest expense.

The Company entered into a Securities Purchase Agreement with four accredited investors on January 1, 2008 for the issuance of an aggregate of $228,423 of convertible notes ("Convertible Notes"). The Convertible Notes accrue interest at 10% per annum, payable quarterly, and are due three years from the date of the note.  The  note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of (i) $0.14 or (ii) 40% of the average of the three lowest  intraday  trading prices for the common  stock on a  principal  market  for the 20  trading  days  before but not including conversion date. The effective interest rate at the date of inception was indeterminable.

As of March 31, 2008, the Company issued to the investors Convertible Notes in a total amount of $228,423 in exchange for reduction in interest liability of $228,423.

The Company's identified embedded derivatives related to the Securities Purchase Agreement entered into on January 1, 2008. These embedded derivatives included certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company allocate the fair values of the derivatives as of the inception date of the Securities Purchase Agreement up to the proceeds amount and to fair value as of each subsequent balance sheet date. At the inception of the Securities Purchase Agreement, the Company allocated $228,423 to the embedded derivatives.

For the three months ended March 31, 2008, the Company amortized the debt discount and charged $18,774 to interest expense.

The accompanying financial statements comply with current requirements relating to warrants and embedded derivatives as described in FAS 133, EITF 98-5 and 00-27, and APB 14 as follows:

●
The Company allocated the proceeds received between convertible debt and detachable warrants based upon the relative fair market values on the dates the proceeds were received. The fair values of the detachable warrants and the embedded derivatives  were determined under the Black-Scholes option pricing formula and the intrinsic method, respectively

●
Subsequent to the initial recording, the increase (or decease) in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the increase (or decrease) in the intrinsic value of the embedded derivatives of the convertible debentures are recorded as adjustments to the liabilities at March 31, 2008 and December 31, 2007, respectively.

●
The expense relating to the increase (or decrease) in the fair value of the Company’s stock reflected in the change in the fair value of the warrants and derivatives is included as other income item as a gain or loss arising from convertible financing on the Company’s balance sheet.

●	Accreted principal of $907,633 and $773,899 as of March 31, 2008 and December 31, 2007, respectively.

NOTE D - NOTES PAYABLE

Notes payable at March 31, 2008 and December 31, 2007 consists of the following:

	March 31, 2008	December 31, 2007
Note payable-State of Maryland, accrues interest at 0% per annum, unsecured. In accordance with a forbearance agreement, if KD Medical defaults on any payments, cumulative interest at 10% per annum will be added as of March 31, 2008, cumulative amount of interest was $356,304 and $352,499 on December 31, 2007.	141,400	163,000

Notes payables-shareholders, accrues interest at 0% per annum, unsecured	80,455	78,070
	221,855	241,070
Less: current maturities:	(221,855)	(241,070)
	$-	$-

NOTE E – CONVERTIBLE PREFERRED STOCK

On April 15, 2004, the Company issued 1,250,000 shares of Preferred Stock at a price of $0.20 per share to one entity.  The preferred shares issued are convertible on a 1 to 1.5 basis of preferred stock to common shares.  These shares have not been converted as of March 31, 2008.

On January 2, 2008, the Company issued an aggregate of 10,000,000 shares of Preferred Stock in exchange for officer’s accrued compensation totaling $252,000. The preferred shares issued are convertible on a 1 to 10 basis of preferred stock to common shares.  These shares have not been converted as of March 31, 2008.

NOTE F - COMMON STOCK

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

NOTE G – OPTIONS AND WARRANTS

Non-Employee Stock Options

On December 1, 2002, the Company issued 80,000 options to a consultant as incentive to enter into a consulting agreement with the Company for a period of one year.  The 80,000 options vest quarterly over a period of three years with an exercise price of $.01 per share and a life of ten years from the date of grant.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to consultants at March 31, 2008:

		Options Outstanding		Options Exercisable

Exercise	Number	Weighted Average	Weighed Average
Price	Outstanding	Remaining Contractual	Exercise Price	Number	Weighted Average
		Life (Years)		Exercisable	Exercise Price
$0.001	80,000	4.67	$0.001	80,000	$0.001

Transactions involving stock options issued to consultants are summarized as follows:

Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2006	80,000	$0.01
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2007	80,000	0.01
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2008	80,000	$0.01

Warrants

The Company granted 10,000,000 warrants during the year ended December 31, 2007 in connection with the issuance of convertible notes payable (see note E). The Company did not grant any compensatory warrants during the three month period ended March 31, 2008 and 2007.  The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock.

	Warrants Outstanding			Warrants Exercisable
		Weighted Average	Weighted		Weighted
	Number	Remaining Contractual Life	Average	Number	Average
Exercise Price	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$0.02	10,000,000	6.28	$0.02	10,000,000	$0.02
$0.20	6,071,645	2.25	$0.20	6,071,645	$0.20
$0.35	6,071,645	2.25	$0.35	6,071,645	$0.35
	22,143,290	4.07	$0.16	22,143,290	$0.16

Transactions involving warrants issued to non-employees are summarized as follows:

		Weighted Average Price
	Number of Shares	Per Share
Outstanding as of January 1, 2007	12,173,290	$0.275
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding as of December 31, 2007	12,143,290	0.275
Granted	10,000,000	0.02
Exercised	-	-
Canceled or expired	-	-
Outstanding as of March 31, 2008	22,143,290	$0.16

NOTE H - RELATED PARTY TRANSACTIONS

From time to time the Company's officers and shareholders advance funds to the Company. The notes payable-related parties balance outstanding was $80,455 and $78,070 as of March 31, 2008 and December 31, 2007, respectively.  No formal arrangements or repayment terms exist (see Note D).

NOTE I - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Accounts payable	$210,163	$172,677
Accrued salaries	351,214	456,539
Payroll liabilities	366,699	364,068
Accrued Interest	79,880	267,137
	$1,007,956	$1,260,421

NOTE J - INCOME TAXES

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.  A management estimates that at March 31, 2008, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $13,000,000, expiring in the year 2023, that may be used to offset future taxable income.  Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of March 31, 2008 and December 31, 2007:
Non current:

	March 31, 2008	December 31, 2007
Net operating loss carryforward	$4,500,000	$3,500,000
Valuation allowance	$(4,500,000)	$(3,500,000)
Net deferred asset	$0.00	$0.00

NOTE K - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases office space, production and administration facilities in Columbia, Maryland at a rate of approximately $12,393 per month.

The Company has recorded equipment purchased under non-cancelable leases with an original cost of $87,766 as of March 31, 2008. Depreciation expenses of $3,151 have been charged to operations for the three months ended March 31, 2008 for leased equipment.

Employment Agreements

The Company has employment agreements with key employees. In addition to salary and benefit provisions, the agreements include defined commitments should the employees terminate the employment with or without cause.

NOTE L - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements for the three months ended March 31, 2008 and 2007, the Company has incurred operating losses of $160,800 and $312,095, respectively.  In addition, the Company has a deficiency in stockholder's equity of $5,774,712 and $3,980,966 at March 31, 2008 and December 31, 2007, respectively.  These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE M – SUBSEQUENT EVENTS

On April 7, 2008, the Company amended their Articles of Incorporation as follows:

1.	Change the name of the Company from Calbatech, Inc. to LifeStem International, Inc.
2.	Reverse split of the common stock of 3,000 to 1
3.	Increase in authorized number of common shares from 200,000,000 to 300,000,000.

On May 2, 2008 NASDAQ enacted the reverse split of the common stock and the name change, providing the new symbol LSTM.OB.

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

General Overview

LifeStem International is focused on providing products and platforms to the life sciences research market, both for biotech and pharmaceutical companies, as well as academic and government institutions.  Currently, LifeStem International contains four wholly owned subsidiaries, Molecula, Inc. (“Molecula”), KD Medical, Inc. (“KD”), LifeStem, Inc. (“LifeStem”) and Molecularware, Inc. (“Molecularware”) that serve niche markets in the life sciences research market. Molecula and Molecularware were acquired by CTI in 2003, KD was acquired in 2004, and LifeStem was incorporated in 2004 to pursue opportunities in the rapidly expanding stem cell market.

Revenues

LifeStem International has generated revenues of $318,853 from operations for the three months ended March 31, 2008, compared to $311,970 for the three months ended March 31, 2007.  This increase was due to the recovery from the last repercussions experieinced from the move into the new facility by KD and Molecula, and any significant downtime from operations that were impaired from the move has been eliminated.  The Company believes that revenues will increase in the coming year for the following reasons as Molecula and KD Medical can more efficiently capitalize on their synergistic operations and increase marketing efforts to take advantage of common markets between Molecula and KD.  Redundancies in management teams have also been eliminated.

Cost of revenues consists of direct manufacturing costs and applied overhead expenses for the research reagent business, as well as labor costs associated with its service revenue.  Cost of revenues as a percentage of net revenues were 38% for the three months ended March 31, 2008, as compared to 49% for the same period in 2007.  This decrease in cost of goods is due primarily to the product mix of our sales.  Sales of Molecula products, which carry a lower cost of goods than those of KD, were up.  Nevertheless, overall costs of goods at KD were also lower as management worked to lower costs.  The cost of goods sold percentage will fluctuate from quarter to quarter because absorbed overhead increases when volume is decreasing and because labor ratios are less than optimized in manufacturing processes when revenues are lower.  As revenues increases, cost of goods sold as a percentage of revenue should become more and more favorable for the company.

Costs and Expenses

Total operation expenses decreased from $471,923 for the three months ended March 31, 2007 to $356,060 for the same period in 2008, a 25% decrease as management has worked to cut costs and control expenses.  Overall, the Company’s loss from operations was $$160,800 for the three months ended March 31, 2008, down from $312,095 for the same period in 2007.  This represents an approximate 50% decrease in costs and expenses while revenues increased.

Net Income

Due primarily to an unrealized loss on adjustment of derivative and warrant liability to fair value of underlying securities relating to the convertible notes it obtained in 2005, the Company realized Net Loss for the three months ended March 31, 2008 of $2,045,746 as compared to Net Income of $66,051 at March 31, 2007 which was due primarily to an unrealized gain on adjustment of derivative and warrant liability to fair value of underlying securities relating to the convertible notes it obtained in 2005.  Operationally, the Company believes that increased revenues and profitability generated by KD Medical, continued growth and new profitability of Molecula, along with anticipated sales of the service of the Stem Cell Microbank(TM) will result in a net profit for 2008.

Liquidity and Capital Resources

As of March 31, 2008, CalbaTech had current assets of cash, accounts receivable, and inventory totaling $462,363, and total assets of $578,864. These numbers compare to current assets of $448,014 and total assets of $575,817 as of December 31, 2007.  As a result of our operating losses, for the three months ended March 31, 2008, we generated a cash flow deficit of $41,608 from operating activities. The Company has used its working capital to finance ongoing operations and the development and marketing of its products.

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

The independent auditors report on the Company's and LifeStem International’s December 31, 2007 financial statements included in this Form states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.   Nevertheless, through the raising of capital resources and by adjusting its operations and development  to the level of capitalization, management belives it has sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

Introduction

LifeStem International, Inc., (formerly Traffic Technology Inc. and CalbaTech, Inc.) ("Company") was organized on April 29, 2002 under the laws of the state of Nevada. The Company is focused on incubating life science based companies that are developing next generation products and technologies.

The Company acquired Molecula Research Laboratories, LLC as a subsidiary in October, 2003. On December 31, 2005, Molecula Research Laboratories, LLC was dissolved in the state of Virginia. LifeStem International incorporated Molecula, Inc. in the state of Nevada. Molecula develops and sells numerous research reagents for cell transfection, DNA and RNA purification, protein expression, gene expression analysis and other innovative and fundamental products.

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

THE RESEARCH REAGENTS DIVISION

MOLECULA RESEARCH LABORATORIES, LLC

LifeStem International acquired Molecula in October 2003. During 2005, Molecula Research Laboratories, LLC was dissolved in the state of Virginia. LifeStem International incorporated Molecula, Inc. in the state of Nevada.

Molecula develops and sells numerous research reagents for cell transfection, DNA and RNA purification, protein expression, gene expression analysis and other innovative and fundamental products. Molecula also sells transfection reagents, a IPTG replacement for increased protein expression, neuropeptides and biochemicals. Please see www.molecula.com.

KD MEDICAL, INC.

LifeStem International acquired KD in the last quarter of 2004. This acquisition substantially increased both product range and revenue in the Research Reagents Division. The product ranges of KD and Molecula are highly complementary, with little overlap. One of KD’s strengths is in the supply of specialized media for culture of model research organisms such as bacteria, yeast, insects and mammalian cell lines. It also supplies products to approximately 300 National Institutes of Health ("NIH") laboratories, contracts invaluable for establishing new products in a favorable government setting. Its secondary products are related to molecular biology reagents. Conversely, Molecula's primary focus is in the design and supply of high value molecular biology reagents such as siRNA and DNA antisense oligonucleotides. It also has reagents such as IPTG that are complementary to customized media.

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

KD has moved into its state-of-the-art ISO 9002 certified and FDA compliant facility featuring two class 100 clean rooms. It is believed that this new facility will provide additional growth opportunities to KD, not only in expanding product lines to existing customers but by providing contract manufacturing and leasing opportunities to pharmaceutical companies.

FINANCIAL PROJECTIONS

The Reagents Division has two companies with combined 2007 revenues of approximately $1.250 Million in gross revenues. LifeStem International believes that combined revenues within the division will be greater in 2008.

THE CELLULAR THERAPIES DIVISION

LIFESTEM, INC.

The market for stem cell technology is currently $500 million, and has been estimated to grow to $30 billion by the year 2010 (Source DMD). This is projected due to the growth of new cellular therapeutics (both embryonic and adult stem cells), as well as clinical applications to compete with, or complement, existing pharma-based solutions. LifeStem's strategy is to leverage LifeStem International's infrastructure of companies to obtain a leadership position in the fast emerging stem cell collection arena and become the preferred provider of adult stem cells to the clinical researcher as part of a comprehensive package of stem cell based services.

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

Delivery Devices

LifeStem recognizes that the demand for efficient and minimally invasive methods of delivering stem cells into diseased and/or injured tissue will be critical to any successful stem cell based therapy. To this end, LifeStem, through LifeStem International, has acquired a unique and novel method for the delivery of stem cells.

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

FINANCIAL PROJECTIONS

LifeStem International, Inc. has entered into a Joint Venture Agreement with Keller Medical Institute, whereby LifeStem International will, through its subsidiary, LifeStem, Inc. provide its Stem Cell Microbank™ Service, processes and protocols, to Keller Medical Institute (KMI), for KMI medical professionals to be trained in the procedures of the Stem Cell Microbank™ Service.  Pursuant to the Joint Venture Agreement with KMI, LifeStem is no longer actively involved in pursuing medspas through Solana Medspas.

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

ACQUISITION OR DISPOSITION OF PLANT AND EQUIPMENT

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. Other than as provided within this Form 10-QSB and other filings, we do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months.

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

Dependence Upon Management

Our future performance and success is dependant upon the efforts and abilities of our Management. To a very significant degree, we are dependent upon the continued services of James DeOlden and Edward Deese. If we lost the services of Mr. DeOlden or Mr. Deese or other key employees before we could get a qualified replacement, that loss could materially adversely affect our business.

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

Continued Control by Current Officers and Directors

As of March 31, 2008, the present officers and directors own approximately 12% of the outstanding shares of Common Stock, and therefore are in a strong position to elect Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of the Company, the appointment of officers, and the determination of officers' salaries. Shareholders have no cumulative voting rights.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

The Registrant had no sales of unregistered securities during the three-month period ending March 31, 2008 other than disclosed within this Form 10QSB, and in particular, Notes B and C to the Financial Statements.

Use of Proceeds.

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three-month period ending March 31, 2008 other than as disclosed herein.

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

*Documents previously filed with the SEC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature	Title	Date

/s/ James DeOlden	CEO/Secretary/Director	May 12, 2008
James DeOlden

/s/Edward Deese	President/Treasurer/Director	May 12, 2008
Edward Deese