Form 10-Q
period 2008-06-30
LIFESTEM INTERNATIONAL, INC.
filed 2008-08-14
CIK 1156293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-33039

LIFESTEM INTERNATIONAL, INC.
(Exact name of Company as specified in its charter)

Nevada 86-0932112
(State or jurisdiction of incorporation (I.R.S. Employer or organization) Identification No.)

  1740 W. Katella Avenue, Suite H, Orange, CA 92867
 (Address of principal executive offices)  (Zip Code)

Company's telephone number: (949) 450-9938

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “non-accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ YES  ☒  NO

As of August 12, 2008, the Company had 53,548,510 shares of common stock issued and outstanding.

Page

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets:
June 30, 2008 and December 31, 2007	1

Condensed Consolidated Statements of Operations:
Three and Six Months Ended June 30, 2008 and 2007	2

Condensed Consolidated Statements of Cash Flows:
Six Months Ended June 30, 2008 and 2007	3

Notes to Condensed Consolidated Financial Statements:	4

Item 2. Management's Discussion And
Analysis Of Financial Condition
And Results Of Operations	19

Item 3. Quantitative and Qualitative Disclosures about Market Risk	24

Item 4. Controls and Procedures	24

Part II - Other Information

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3. Defaults Upon Senior Securities	30

Item 4. Submission Of Matters To A Vote Of Security Holders	30

Item 5. Other Information	30

Item 6. Exhibits And Reports On Form 8-K	30

Signature	31

LIFESTEM INTERNATIONAL , INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	June 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash	$23,660	$134,623
Accounts receivable, net of allowance of $5,021 and $10,715, respectively	107,903	75,262
Inventory	295,961	214,855
Prepaid expenses	18,274	23,274
Total current assets	445,798	448,014

Fixed assets, net	74,657	89,556

Other assets:
Unamortized financing costs, net of accumulated amortization and write off of $264,651 and $234,439, respectively	25,349	38,247

	$545,804	$575,817

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,213,475	$1,260,421
Capital leases payable	37,050	36,562
Notes payable, including $82,839 and $78,070 to related parties, respectively	202,639	241,070
Convertible notes payable	640,502	743,927
Total current liabilities	2,093,666	2,281,980

Long term debt, less current maturities:
Capital leases payable	11,306	17,745
Derivative liability related to convertible debentures	3,600,958	2,118,173
Warrant liability related to convertible debentures	217	55,336
Note payable to banks	-	-
Convertible notes payable	210,228	83,549
Total long term liabilities	3,822,709	2,274,803
Total liabilities	5,916,375	4,556,783

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred stock, par value $0.001 per share; 25,000,000 shares authorized; 7,430,000 and 1,250,000 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	7,430	1,250
Common stock, par value $0.001 per share; 300,000,000 shares authorized, 51,298,508 and 65,603 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively (See note F)	51,299	66
Additional paid in capital	8,488,272	7,570,381
Accumulated deficit	(13,917,572)	(11,552,663)
Total deficiency in stockholders' equity	(5,370,571)	(3,980,966)
	$545,804	$575,817
See the accompanying notes to the unaudited condensed consolidated financial statements

LIFESTEM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
REVENUES:
Net sales	$293,765	$285,691	$612,618	$597,661
Cost of sales	(125,158)	(128,321)	(248,751)	(280,463)
Gross profit	168,607	157,370	363,867	317,198

OPERATING EXPENSES:
Selling and administrative	816,774	398,213	1,170,441	866,449
Depreciation and amortization	2,360	3,366	4,753	6,978
Total operating expenses	819,134	401,579	1,175,194	873,427

LOSS FROM OPERATIONS	(650,527)	(244,209)	(811,327)	(556,229)

Other income	-	-	-	3,000
Income derived from settlement of debt	-	315,624	-	315,624
Unrealized gain (loss) on adjustment of derivative and warrant liability to fair value of underlying securities	510,019	78,983	(1,199,276)	606,299
Interest expense, net	(178,655)	(141,403)	(354,306)	(293,648)

Net Income (loss) before income taxes	(319,163)	8,995	(2,364,909)	75,046

Income taxes	-	-	-	-

NET INCOME (LOSS)	$(319,163)	$8,995	$(2,364,909)	$75,046

Net Income (loss) per common share-basic (Note A)	$(0.01)	$0.22	$(0.18)	$1.89

Net Loss per common stock-assuming fully diluted (Note A)		$-		$(7.15)

Weighted average number of common shares outstanding-basic	26,637,241	41,162	13,351,657	39,699

Weighted average number of common shares outstanding-fully diluted		(see Note A)		(see Note A)

See the accompanying notes to the unaudited condensed consolidated financial statements

LIFESTEM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,364,909)	$75,046
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustments for depreciation and amortization	14,899	17,811
Common stock issued or subscribed in connection with services rendered	461,149	163,701
Common stock issued for officer compensation	-	311,040
Common stock issued in settlement of debt	-	29,006
Preferred stock issued for compensation	267,340	-
Income derived from settlement of debt	246,815	(315,624)
Accretion of convertible notes payable	23,254	165,976
Unrealized losses (gains) on adjustment of derivative and warrant liability to fair value of underlying securities	1,199,277	(606,299)
Amortization and write off of financing costs	12,898	15,970
(Increase) decrease in:
Accounts receivable	(32,641)	(33,115)
Inventory	(81,106)	23,828
Prepaid expenses	5,000	3,759
Increase (decrease) in:
Cash overdraft	-	(12,401)
Accounts payable and accrued expenses	181,443	154,405
Net cash used in operating activities	(66,581)	(6,897)

CASH FLOWS FROM INVESTING ACTIVITIES:

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (to) shareholders	(5,951)	31,876
Proceeds (payments) on notes payable and capital leases, net	(38,431)	(16,699)
Net cash provided by financing activities	(44,382)	15,177

Net decrease in cash and cash equivalents	(110,963)	8,280
Cash and cash equivalents at beginning of period	134,623	10,212
Cash and cash equivalents at end of period	$23,660	$18,492

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$2,388	$3,595
Cash paid during the period for taxes	-	-
Unrealized (gain) loss on adjustment of derivative and warrant liability to fair value of underlying securities	$1,199,277	$(606,299)

NON - CASH FINANCING ACTIVITIES:
Common stock issued in exchange for services	$461,149	$474,741
Preferred stock issued in exchange for services	$267,340	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

LIFESTEM INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2007 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

LifeStem International, Inc., (formerly CalbaTech, Inc.) ("Company") was organized on April 29, 2002 under the laws of the state of Nevada. The Company is focused on incubating life science based companies that are developing next generation products and technologies.

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

The Company also, through its subsidiary, KD Medical, manufactures and distributes microbiological culture medias and other research agents. KD Medical’s products are used in genetic engineering, drug discovery, molecular biology labs and biopharmaceutical production.

The Company also, through its subsidiary, LifeStem, Inc., is positioning itself to become a leading supplier of “Cellular Logistics” by providing services and technologies to facilitate the efficient acquisition and delivery of purified adult stem cells, development of stem cell delivery devices for clinical applications and clinical applications of specific stem cell based therapies.

From its inception through the date of these financial statements the Company has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of June 30, 2008, the Company has accumulated losses of $13,917,572.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Molecularware, Inc., KD Medical, Inc., LifeStem, Inc., Molecula, Inc., and that of Traffic Technology, Inc. with whom the Registrant merged. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Components of inventories as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
Raw materials	$265,913	$182,179
Finished goods	30,048	32,676

Total	$295,961	$214,855

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

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs. The Company did not incur impairment losses for the six month period ended June 30, 2008 and 2007.

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

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs".  Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company did not incur expenditures on research and product development for the six month periods ended June 30, 2008 and 2007.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred.  The Company charged to operations $3,011 and $4,574, as advertising costs for the six month periods ended June 30, 2008 and 2007, respectively.

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

The Company had no employee stock options issued and outstanding at June 30, 2008. All prior awards of stock options were vested at the time of issuance in prior years.

Net income (loss) per share

The following reconciliation of net income and share amounts used in the computation of income (loss) per share for the three and six month period ended June 30, 2008:

	Three months ended June 30, 2007	Six months ended June 30, 2007
Net income used in computing basic net income per share	$8,995	$75,046
Impact of assumed assumptions:
Amortization of debt discount (interest expense) on convertible debentures	165,976	247,656
Impact of equity classified as liability:
Gain on warrant liability and debt derivative marked to fair value	(78,983)	(606,299)
Net loss in computing diluted net income (loss) per share:	$95,988	(283,597)

The weighted average shares outstanding used in the basic net income per share computations for the three months ended June 30, 2008 and 2007 was 26,637,241 and 41,162, respectively; for the six months ended June 30, 2008 and 2007 was 13,351,657 and 39,699, respectively. In determining the number of shares used in computing diluted income per share for the three months ended June 30, 2007, common stock equivalents of 167,304,750 derived from shares issuable in conversion of the Callable Secured Convertible Notes and exercise of warrants are considered in the calculation of the weighted average number of common shares outstanding. In determining the number of shares used in computing diluted income per share for the six months ended June 30, 2007, common stock equivalents were not considered because they would be anti-dilutive, thereby decreasing the net loss per share. Fully diluted income (loss) per share for the three and six months ended June 30, 2007 was $0.00 and $(7.15), respectively.

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss from operations of $2,364,909 during the six month period ended June 30, 2008.  The Company's total liabilities exceeded its total assets by $5,370,571 as of June 30, 2008.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At June 30, 2008 and December 31, 2007, allowance for doubtful account balance was $5,021 and $10,715, respectively.

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

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The SFAS No. 155 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. SFAS No.156 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS No. 5, “Accounting for Contingencies”. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.   In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008.   We have not yet determined the impact that the implementation of FSP 157-2 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however, we do not anticipate the adoption of this standard will have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006 the FASB issued its SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. SFAS No. 158 did not have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP 00-19 -2”) which addresses accounting for registration payment arrangements. FSP 00-19 -2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP 00-19 -2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company did not have a material impact on its consolidated financial position, results of operations or cash flows

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115  ” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities ” applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.  The adoption of SFAS No. 159 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position results of operations or cash flows.

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

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS No. 161”).   SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  We are currently evaluating the impact of SFAS No. 161, if any, will have on our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”.  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.   We are required to adopt FSP 142-3 on September 1, 2009, earlier adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  We are currently evaluating the impact of FSP 142-3 on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  We do not expect the adoption of SFAS No. 162 will have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) " ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  We are currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on our consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE B - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
Furniture and fixtures	$41,260	$41,260
Equipment	351,138	351,183
Computer equipment	56,654	56,654
	449,052	449,097
Less: Accumulated depreciation	374,395	359,541

Net property and equipment	$74,657	$89,556

The total depreciation expense for the three months ended June 30, 2008 and 2007 amounted to $7,128 and $8,783, respectively of which $4,768 and $5,417 is included in cost of goods sold for each respective year.

The total depreciation expense for the six months ended June 30, 2008 and 2007 amounted to $14,853 and $17,811, respectively of which $10,100 and $11,757 is included in cost of goods sold for each respective year.

NOTE C - CONVERTIBLE NOTES PAYABLE

A summary of convertible promissory notes payable at June 30, 2008 and December 31, 2007 is as follows:

	June 30, 2008	December 31, 2007
10% convertible debenture, with related party, is payable on demand, unpaid principal together with accrued and unpaid interest is, at the option of the holder, convertible into shares of the Company’s common stock at a time or conversion price equal to fifty percent of the closing price of the Company’s common stock on the date of conversion. The Company has recorded $100,000 as a beneficial conversion discount-interest expense during the year ended December 31, 2003. In 2005, the note was converted to a non-interest bearing debenture.	$53,577	$53,577

10% convertible debenture with interest due quarterly subject to certain conditions, due three years from the date of the note. The holder has the option to convert unpaid principal to the Company’s common stock at the lower of (i) $0.14 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (see below)	586,925	690,350

8% convertible debenture with interest due quarterly subject to certain conditions, due three years from the date of the note. The holder has the option to convert unpaid principal to the Company’s common stock at the lower of (i) $0.14 or (ii) 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (see below)	172,470	83,549

10% convertible debenture with interest due quarterly subject to certain conditions, due three years from the date of the note. The holder has the option to convert unpaid principal to the Company’s common stock at the lower of (i) $0.14 or (ii) 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (see below)	37,758	-0-

	850,730	827,476
Less: current maturities	(640,502)	(743,927)
	$210,228	$83,549

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

As of June 30, 2008, the Company issued to the investors Convertible Notes in a total amount of $2,000,000 in exchange for net proceeds of $1,635,667.  The proceeds that the Company received were net of prepaid interest of $133,333 representing the first eight month’s interest calculated at 10% per annum for the aggregate of $2,000,000 of convertible notes, and related fees and costs of $255,000.  Prepaid interest is amortized over the first eight months of the note and capitalized financing costs were amortized over the maturity period (three years) of the convertible notes.

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

For the six months ended June 30, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $103,426 and $165,976, respectively.

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

As of June 30, 2008, the Company issued to the investors Convertible Notes in a total amount of $535,000 in exchange for net proceeds of $500,000.  The proceeds that the Company received were net of related fees and costs of $35,000.  Capitalized financing costs are amortized over the maturity period (three years) of the convertible notes.

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

For the six months ended June 30, 2008, the Company amortized the debt discount and charged $88,922 to interest expense.

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

As of June 30, 2008, the Company issued to the investors Convertible Notes in a total amount of $228,423 in exchange for reduction in interest liability of $228,423.

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

For the six months ended June 30, 2008, the Company amortized the debt discount and charged $37,758 to interest expense.

The accompanying financial statements comply with current requirements relating to warrants and embedded derivatives as described in FAS 133, EITF 98-5 and 00-27, and APB 14 as follows:

●
The Company allocated the proceeds received between convertible debt and detachable warrants based upon the relative fair market values on the dates the proceeds were received. The fair values of the detachable warrants and the embedded derivatives  were determined under the Black-Scholes option pricing formula and the intrinsic method, respectively.

●
Subsequent to the initial recording, the increase (or decease) in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the increase (or decrease) in the intrinsic value of the embedded derivatives of the convertible debentures are recorded as adjustments to the liabilities at June 30, 2008 and December 31, 2007, respectively.

●
The expense relating to the increase (or decrease) in the fair value of the Company’s stock reflected in the change in the fair value of the warrants and derivatives is included as other income item as a gain or loss arising from convertible financing on the Company’s balance sheet.

●	Accreted principal of $850,730 and $773,899 as of June 30, 2008 and December 31, 2007, respectively.

NOTE D - NOTES PAYABLE

Notes payable at June 30, 2008 and December 31, 2007 consists of the following:

	June 30, 2008	December 31, 2007
Note payable-State of Maryland, accrues interest at 0% per annum, unsecured. In accordance with a forbearance agreement, if KD Medical defaults on any payments, cumulative interest at 10% per annum will be added as of June 30, 2008, cumulative amount of interest was $359,299 and $352,499 on December 31, 2007.	119,800	163,000

Notes payables-shareholders, accrues interest at 0% per annum, unsecured	82,839	78,070
	202,639	241,070
Less: current maturities:	(202,639)	(241,070)
	$-	$-

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

In April 2008, the Company issued an aggregate of 1,180,000 shares of Preferred Stock in exchange for services rendered totaling $15,340. The preferred shares issued are convertible on a 1 to 10 basis of preferred stock to common shares.

In May 2008, the shareholders of 5,000,000 shares of Preferred Stock converted to 50,000,000 of the Company’s common stock.

NOTE F - COMMON STOCK

On April 7, 2008, the Company affected a one-for-three thousand (1 to 3,000) reverse stock split of its outstanding shares of common stock, $0.001 par value. All references in the financial statements and the notes to financial statements, number of shares, and share amounts have been retroactively restated to reflect the reverse split. The Company has restated 196,798,501 shares of common stock issued and outstanding as of December 31, 2007.

Additionally, on April 7, 2008, the Company amended the Articles of Incorporation to increase the number of common shares from 200,000,000 to 300,000,000

In February 2007, the Company issued 3,000 shares of common stock for officer’s prior year’s compensation which represented the value of the services received and which did not differ materially from the value of the stock when services were rendered.

In February 2007, the Company issued 326 shares of common stock in exchange for convertible notes payable of $18,006.

In March 2007, the Company issued 833 shares of common stock for services rendered which represents the value of the services received and which did not differ materially from the value of the stock issued.

In April 2007, the Company issued 219 shares of common stock for services rendered which represents the value of the services received and which did not differ materially from the value of the stock issued.

In May 2007, the Company issued 667 shares of common stock for services rendered which represents the value of the services received and which did not differ materially from the value of the stock issued.

In May 2007, the Company issued 167 shares of common stock in exchange for convertible notes payable of $5,500.

In June 2007, the Company issued 167 shares of common stock in exchange for convertible notes payable of $5,500.

In July 2007, the Company issued 167 shares of common stock in exchange for convertible notes payable of $2,775.

In August 2007, the Company issued 833 shares of common stock in exchange for convertible notes payable of $10,750.

In September 2007, the Company issued 4,181 shares of common stock in exchange for convertible notes payable of $76,065

In October 2007, the Company issued 8,295 shares of common stock in exchange for convertible notes payable of $90,307.

In November 2007, the Company issued 6,221 shares of common stock in exchange for convertible notes payable of $48.264.

In December 2007, the Company issued 4,148 shares of common stock in exchange for convertible notes payable of $13,524.

In May 2008 the Company issued an aggregate of 230,361 shares of common stock for services rendered which represents the value of the services received and which did not differ materially from the value of the stock issued

In May 2008, the Company issued 2,074 shares of common stock in exchange for convertible notes payable of $1,815.

In June 2008, the Company issued an aggregate of 1,000,000 shares of common stock in exchange for convertible notes payable of 245,000.

NOTE G – OPTIONS AND WARRANTS

Non-Employee Stock Options

On December 1, 2002, the Company issued 80,000 options to a consultant as incentive to enter into a consulting agreement with the Company for a period of one year.  The 80,000 options vest quarterly over a period of three years with an exercise price of $.01 per share and a life of ten years from the date of grant.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to consultants at June 30, 2008:

		Options Outstanding		Options Exercisable

Exercise	Number	Weighted Average	Weighed Average
Price	Outstanding	Remaining Contractual	Exercise Price	Number	Weighted Average
		Life (Years)		Exercisable	Exercise Price
$0.001	27	4.42	$3.00	27	$3.00

Transactions involving stock options issued to consultants are summarized as follows:

Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2006	27	$3.00
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2007	27	3.00
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2008	27	$3.00

Warrants

The Company granted 3,333 warrants during the year ended December 31, 2007 in connection with the issuance of convertible notes payable (see note E). The Company did not grant any compensatory warrants during the six month period ended June 30, 2008 and 2007.  The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock.

	Warrants Outstanding			Warrants Exercisable
		Weighted Average	Weighted		Weighted
	Number	Remaining Contractual Life	Average	Number	Average
Exercise Price	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$0.02	3,333	6.04	$60.00	3,333	$60.00
$0.20	2,024	1.90	$600.00	2,024	$600.00
$0.35	2,024	1.90	$1,050.00.	2,024	$1,050.00
	7,381	3.82	$455.13	7,381

Transactions involving warrants issued to non-employees are summarized as follows:

		Weighted Average Price
	Number of Shares	Per Share
Outstanding as of December 31, 2006	4,048	$822.97
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding as of December 31, 2007	4,048	822.97
Granted	3,333	60.00
Exercised	-	-
Canceled or expired	-	-
Outstanding as of June 30, 2008	7,381	$455.13

NOTE H - RELATED PARTY TRANSACTIONS

From time to time the Company's officers and shareholders advance funds to the Company. The notes payable-related parties balance outstanding was $82,839 and $78,070 as of June 30, 2008 and December 31, 2007, respectively.  No formal arrangements or repayment terms exist (see Note D).

NOTE I - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Accounts payable	$237,454	$172,677
Accrued salaries	488,889	456,539
Payroll liabilities	366,088	364,068
Accrued Interest	121,044	267,137
	$1,213,475	$1,260,421

NOTE J - INCOME TAXES

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.  A management estimates that at June 30, 2008, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $13,000,000, expiring in the year 2023, that may be used to offset future taxable income.  Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of June 30, 2008 and December 31, 2007:
Non current:

	June 30, 2008	December 31, 2007
Net operating loss carryforward	$4,500,000	$3,500,000
Valuation allowance	$(4,500,000)	$(3,500,000)
Net deferred asset	$0.00	$0.00

NOTE K - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases office space, production and administration facilities in Columbia, Maryland at a rate of approximately $12,393 per month.

The Company has recorded equipment purchased under non-cancelable leases with an original cost of $87,766 as of June 30, 2008. Depreciation expenses of $6,302 have been charged to operations for the six months ended June 30, 2008 for leased equipment.

Employment Agreements

The Company has employment agreements with key employees. In addition to salary and benefit provisions, the agreements include defined commitments should the employees terminate the employment with or without cause.

NOTE L - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements for the three and six months ended June 30, 2008, the Company has incurred operating losses of $319,163 and $2,364,909, respectively.  In addition, the Company has a deficiency in stockholder's equity of $5,370,571 and $3,980,966 at June 30, 2008 and December 31, 2007, respectively.  These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

ITEM II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

When used in this Form 10-Q and in our future filings with the Securities and Exchange Commission, the words or phrases will likely result, management expects, or we expect, will continue, is anticipated, estimated or similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made.  These statements are subject to risks and uncertainties, some of which are described below.  Actual results may differ materially from historical earnings and those presently anticipated or projected.  We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

General Overview

LifeStem International is focused on providing products and platforms to the life sciences research market, both for biotech and pharmaceutical companies, as well as academic and government institutions.  Currently, LifeStem International contains four wholly owned subsidiaries, Molecula, Inc. (“Molecula”), KD Medical, Inc. (“KD”), LifeStem, Inc. (“LifeStem”) and Molecularware, Inc. (“Molecularware”) that serve niche markets in the life sciences research market. Molecula and Molecularware were acquired by the Company in 2003, KD was acquired in 2004, and LifeStem was incorporated in 2004 to pursue opportunities in the rapidly expanding stem cell market.

Revenues

LifeStem International has generated revenues of $293,765 from operations for the three months ended June 30, 2008, compared to $285,691 for the three months ended June 30, 2007.  For the six months ended June 30, 2008 LifeStem International generated revenues of $612,618 as compared to revenues of $597,661 for the six months ended June 30, 2007.  This increase was due to the continued recovery from the last repercussions from the move into the new facility by KD and Molecula, and any significant downtime from operations that were impaired from the move has been eliminated. In particular, Molecula’s revenues have increased 62% from the same period in 2007.  The Company believes that revenues will increase in the coming year for the following reasons as Molecula and KD Medical can more efficiently capitalize on their synergistic operations and increase marketing efforts to take advantage of common markets between Molecula and KD.

Cost of revenues consists of direct manufacturing costs and applied overhead expenses for the research reagent business, as well as labor costs associated with its service revenue.  Cost of revenues as a percentage of net revenues were 43% for the three months ended June 30, 2008, as compared to 45% for the same period in 2007.  Furthermore, cost of revenues as a percentage of net revenues were 41% for the six months ended June 30, 2008, as compared to 47% for the same period in 2007.  This decrease in cost of goods is due primarily to the product mix of our sales and an increase in revenues.  Sales of Molecula products, which carry a lower cost of goods than those of KD, were up.  Nevertheless, overall costs of goods at KD were also lower as management worked to lower costs.  The cost of goods sold percentage will fluctuate from quarter to quarter because absorbed overhead increases when volume is decreasing and because labor ratios are less than optimized in manufacturing processes when revenues are lower.  As revenues increases, cost of goods sold as a percentage of revenue should become more and more favorable for the company.

Costs and Expenses

Total operation expenses increased from $873,427 for the six months ended June 30, 2007 to $1,175,194 for the same period in 2008. This increase was due to an increase in selling and administrative expenses related to common shares issued to outside consultants in exchange for services rendered.

Net Income

Due primarily to a loss from operations, the Company realized a Net Loss for the three months ended June 30, 2008 of $319,163 as compared to Net Income of $8,995 at June 30, 2007 which was due primarily to an income derived from settlement of debt.  Operationally, the Company believes that increased revenues and profitability generated by KD Medical, continued growth and new profitability of Molecula, along with anticipated marketing efforts for the sales of the service of the Stem Cell Microbank(TM) will result in a net profit for 2008.

Liquidity and Capital Resources

As of June 30, 2008, CalbaTech had current assets of cash, accounts receivable, and inventory totaling $445,798, and total assets of $545,804. These numbers compare to current assets of $448,014 and total assets of $575,817 as of December 31, 2007.  As a result of our operating losses, for the six months ended June 30, 2008, we generated a cash flow deficit of $66,581 from operating activities. The Company has used its working capital to finance ongoing operations and the development and marketing of its products.

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

The independent auditors report on the Company's and LifeStem International’s December 31, 2007 financial statements included in this Form states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.   Nevertheless, through the potential raising of capital and by adjusting its operations and development to the level of capitalization, management belives it will have the ability to raise sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

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

COMPETITIVE ANALYSIS

Manufacturers of molecular biology products can be divided into two distinct categories within the industry. One category is the multinational companies with extensive research and development who both out-source and have in-house manufacturing facilities. The other category is the small, independent, local manufacturers such as KD Medical and Molecula. While the multinationals have better brand recognition due to greater advertising and marketing resources, a group of smaller, independent, local companies, including KD, have been emerging over the past ten years. Importantly, the smaller companies fill the consumer need for quality products that are less expensive and available immediately. Competitors include Fisher Scientific, Ambion, Proligo, and Qiagen.

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

FINANCIAL PROJECTIONS

LifeStem, Inc. is, as of June 30, 2008, still working to generate sales of its Stem Cell Microbank™ Service.  It had been anticipated that its first ever collection was to occur in the second quarter, but that collection, for reasons unknown to LifeStem, has not yet occurred.  It is for this reason that LifeStem is enthusiastic for its Joint Venture with Keller Medical Institute.  LifeStem International, Inc. entered into a Joint Venture Agreement with Keller Medical Institute, whereby LifeStem International will, through its subsidiary, LifeStem, Inc. provide its Stem Cell Microbank™ Service, processes and protocols, to Keller Medical Institute (KMI), for KMI medical professionals to be trained in the procedures of the Stem Cell Microbank™ Service.  KMI and LifeStem are pursuing an aggressive marketing strategy expected to be in place for the fourth quarter of 2008 whereby thousands of potential clients will be targeted in mailings and conference attendance by KMI and LifeStem.

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

The Company acquired MolecularWare, Inc., to provide services in the bioinformatics sector. MolecularWare had developed software that offers data management software solutions for high throughput biology.

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

PROPERTIES

Corporate

The Company's principal executive and administrative offices are located at 1740 W. Katella Avenue, Orange, California 92867.

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

ACQUISITION OR DISPOSITION OF PLANT AND EQUIPMENT

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. Other than as provided within this Form 10-Q and other filings, we do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months.

NUMBER OF EMPLOYEES

The Company currently has twenty employees. The Company does not have any collective bargaining agreements covering any of its employees, has not experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company considers relations with its employees to be good.

Forward Looking Statements.

The foregoing Managements Discussion and Analysis of Financial Condition and Results of Operations "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Company's business strategies, continued growth in the Company's markets, projections, and anticipated trends in the Company's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, those risks associated with economic conditions generally and the economy in those areas where the Company has or expects to have assets and operations; competitive and other factors affecting the Company's operations, markets, products and services; those risks associated with the Company's ability to successfully negotiate with certain customers, risks relating to estimated contract costs, estimated losses on uncompleted contracts and estimates regarding the percentage of completion of contracts, associated costs arising out of the Company's activities and the matters discussed in this report; risks relating to changes in interest rates and in the availability, cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic laws, regulations and taxes; risks related to changes in business strategy or development plans; risks associated with future profitability; and other factors discussed elsewhere in this report and in documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-Q will, in fact, occur. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances and other factors discussed elsewhere in this report and the documents filed or to be filed by the Company with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information provided under this Item is contained in Note C under the caption of “Convertible Notes Payable”, in Note D, under the caption “Notes Payable” and in Note L, under the caption of “Going Concern Matters”, and furthermore contained within this Report as incorporated by reference herein.

ITEM 4. CONTROLS AND PROCEDURES

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

ITEM 1A.  RISK FACTORS

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

Continued Control by Current Officers and Directors

As of June 30, 2008, the present officers and directors own approximately 90% of the outstanding shares of Common Stock, and therefore are in a strong position to elect Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of the Company, the appointment of officers, and the determination of officers' salaries. Shareholders have no cumulative voting rights.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities.

The Registrant had no sales of unregistered securities during the three-month period ending June 30, 2008 other than disclosed within this Form 10QSB, and in particular, Notes B and C to the Financial Statements.

Use of Proceeds.

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three-month period ending June 30, 2008 other than as disclosed herein.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Reports on Form 8-K.  No reports on Form 8-K were filed during the three-month period covered in this Form 10-Q other than disclosed below.

  (b)  Exhibits.  Exhibits included or incorporated by reference herein: See Exhibit Index.

EXHIBIT INDEX

Exhibit No.     Description

2.1	Articles of Incorporation*
2.1.1	Articles of Amendment to Articles of Incorporation, dated September 16, 1998*
2.1.2	Articles of Amendment dated March 20, 2003*
2.1.3	Articles of Merger dated March 20, 2003 for redomicile *
2.1.3.1	Merger Agreement underlying Articles of Merger for redomicile *
2.1.4	Articles of Merger dated March 20, 2003 for merger of subsidiary, CalbaTech, Inc., into Parent, Traffic Technology, Inc. with name change to CalbaTech, Inc. post merger *

2.1.4.1	Merger Agreement underlying Articles of Merger for merger of Subsidiary and Parent and concurrent name change *
2.2	Bylaws of Traffic Technology, Inc., a Nevada Corporation *
6.1	Consulting Agreement with Pinnacle West Capital Corporation, dated May 30, 2000*
6.2	Distributor Agreement with Layton Solar, dated April 3, 2000*
6.2.1	Amendment to Distributor Agreement with Layton Solar, dated August 24, 2000*
6.3	Distributor Agreement with IMS Industries, dated March 17, 2000*
6.4	Distributor Agreement with Taiwan Signal Technologies Co., dated June 30, 2000*
6.5	Distributor Agreements with Artflex, Sinalizacao and Viaria Ltd., dated August 7, 2000*
6.6	Distributor Agreement with Supremetech Engineering Co., dated August 15, 2000*
6.7	Consulting Service Agreement for LED Traffic Signal Technology Transfer and Licensing with JCI Group, Inc. (China), dated January 8, 2001*
6.8	LED Single Lens Traffic Signal Technology Transfer and Consulting Service Agreement with JCI Group, Inc. Japan), dated April 25, 2001*
6.9	Form of Distributor Agreement (United States)*
10.1	Employment Agreement for James DeOlden *
10.2	Employment Agreement for Edward Deese *
10.3	Employment Agreement for John Gordon *
10.4	Employment Agreement for David Killen *
10.5	Asset Purchase Agreement (Zoval Enterprises) *
10.6	Agreement and Plan of Reorganization for the acquisition of MolecularWare *
10.7	Agreement and Plan of Reorganization for the acquisition of Molecula *
10.8	Indemnification Agreement - James DeOlden *
10.9	Indemnification Agreement - Edward Deese *
10.10	Indemnification Agreement - John Gordon *
24.1	Power of Attorney (filed herein)
31.1	Chief Executive Officer's Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 for the of the Sarbanes-Oxlet Act of 2002
31.2	Chief Financial Officer's Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 fo the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer's Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer's Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Documents previously filed with the SEC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature	Title	Date

/s/ James DeOlden	CEO/Secretary/Director	August 12, 2008

James DeOlden

/s/ Edward Deese	President/Treasurer/Director	August 12, 2008

Edward Deese