Form 10-Q
period 2008-09-30
LIFESTEM INTERNATIONAL, INC.
filed 2008-11-06
CIK 1156293

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Company’s telephone number: (949) 450-9938

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

As of October 20, 2008, the Company had 64,315,310 shares of common stock issued and outstanding.

LIFESTEM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited) September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash	$38,890	$134,623
Accounts receivable, net of allowance of $14,605 and $10,715, respectively	71,623	75,262
Inventory	330,746	214,855
Prepaid expenses	18,274	23,274
Total current assets	459,533	448,014

Fixed assets, net	68,000	89,556

Other assets:
Unamortized financing costs, net of accumulated amortization and write off of $269,192 and $234,439, respectively	20,808	38,247

	$548,341	$575,817

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,366,384	$1,260,421
Capital leases payable	37,300	36,562
Notes payable, including $85,224 and $78,070 to related parties, respectively	183,424	241,070
Convertible notes payable	595,744	743,927
Total current liabilities	2,182,852	2,281,980

Long term debt, less current maturities:
Capital leases payable	7,991	17,745
Derivative liability related to convertible debentures	2,201,323	2,118,173
Warrant liability related to convertible debentures	21	55,336
Note payable to banks	—	—
Convertible notes payable	274,370	83,549
Total long term liabilities	2,483,705	2,274,803
Total liabilities	4,666,557	4,556,783

DEFICIENCY IN STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001 per share; 25,000,000 shares authorized; 7,430,000 and 1,250,000 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	7,430	1,250
Common stock, par value $0.001 per share; 300,000,000 shares authorized, 64,315,310 and 65,603 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively (See note F)	64,315	66
Additional paid in capital	8,534,273	7,570,381

Accumulated deficit	(12,724,234)	(11,552,663)

Total deficiency in stockholders’ equity	(4,118,216)	(3,980,966)
	$548,341	$575,817

See the accompanying notes to the unaudited condensed consolidated financial statements

LIFESTEM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
REVENUES:
Net sales	$324,259	$290,298	$936,877	$887,959
Cost of sales	(143,668)	(91,834)	(392,419)	(372,297)
Gross profit	180,591	198,464	544,458	515,662

OPERATING EXPENSES:
Selling and administrative	278,116	408,830	1,448,557	1,275,279
Depreciation and amortization	2,281	2,983	7,034	9,961
Total operating expenses	280,398	411,813	1,455,592	1,285,240

LOSS FROM OPERATIONS	(99,807)	(213,349)	(911,134)	(769,578)

Other income		968		3,968
Income derived from settlement of debt	—	—	—	315,624
Unrealized gain (loss) on adjustment of derivative and warrant liability to fair value of underlying securities	1,399,831	329,223	200,555	935,522
Interest expense, net	(106,685)	(208,216)	(460,991)	(501,864)

Net Income (loss) before income taxes	1,193,338	(91,374)	(1,171,571)	(16,328)

Income taxes	—	—	—	—

NET INCOME (LOSS)	$1,193,338	$(91,374)	$(1,171,571)	$(16,328)

Net Income (loss) per common share-basic (Note A)	$0.02	$(2.14)	$(0.04)	$(0.40)

Net Loss per common stock-assuming fully diluted (Note A)	$(0.02)

Weighted average number of common shares outstanding-basic	55,652,748	42,671	27,452,021	40,701

Weighted average number of common shares outstanding-fully diluted	(see Note A)

See the accompanying notes to the unaudited condensed consolidated financial statements

LIFESTEM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,171,571)	$(16,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustments for depreciation and amortization	21,556	26,210
Common stock issued or subscribed in connection with services rendered	461,149	163,701
Common stock issued for officer compensation	—	311,040
Common stock issued in settlement of debt	305,832	118,599
Preferred stock issud for compensation	267,340	—
Income derived from settlement of debt	—	(315,624)
Accretion of convertible notes payable	42,638	229,963

Unrealized losses (gains) on adjustment of derivative and warrant liability to fair value of underlying securities	(200,555)	(935,522)
Amortization and write off of financing costs	17,439	27,445
(Increase) decrease in:
Accounts receivable	3,639	(8,248)

Inventory	(115,891)	5,410
Prepaid expenses	5,000	(1,241)
Increase (decrease) in:
Cash overdraft	—	(12,401)
Accounts payable and accrued expenses	334,353	160,031
Net cash used in operating activities	(29,071)	(246,965)

CASH FLOWS FROM INVESTING ACTIVITIES:

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (to) shareholders	7,154	(12,346)
Proceeds (payments) on convertible debentures	—	500,000
Proceeds (payments) on notes payable and capital leases, net	(73,816)	(123,665)
Net cash provided by financing activities	(66,662)	363,989

Net decrease in cash and cash equivalents	(95,733)	117,024
Cash and cash equivalents at beginning of period	134,623	10,212
Cash and cash equivalents at end of period	$38,890	$127,236

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$2,388	$3,595
Cash paid during the period for taxes	—	—
Unrealized (gain) loss on adjustment of derivative and warrant liability to fair value of underlying securities	$(200,555)	$(935,522)

NON - CASH FINANCING ACTIVITIES:
Common stock issued in exchange for services	$461,149	$474,741
Preferred stock issued in exchange for services	$267,340	$—

See the accompanying notes to the unaudited condensed consolidated financial statements

LIFESTEM INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2007 financial statements and footnotes thereto included in the Company’s SEC Form 10-KSB.

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

LifeStem International Inc., (formerly CalbaTech, Inc.) (“Company”) was organized on April 29, 2002 under the laws of the state of Nevada. The Company is focused on incubating life science based companies that are developing next generation products and technologies.

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

The Company also through its subsidiary – LifeStem, Inc., is attempting to position itself to become a leading supplier of “Cellular Logistics” by providing services and technologies to facilitate the efficient acquisition and delivery of purified adult stem cells, development of stem cell delivery devices for clinical applications and clinical applications of specific stem cell based therapies.

From its inception through the date of these financial statements the Company has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of September 30, 2008, the Company has accumulated losses of $12,724,324.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Molecularware, Inc., KD Medical Inc., LifeStem, Inc., Molecula, Inc., and that of Traffic Technology, Inc. with whom the Registrant merged. All significant inter-company transactions and balances have been eliminated in consolidation.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION (“SAB104”), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (“SAB101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company’s consolidated financial position and results of operations was not significant.

Use of Estimates

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Foreign Currency Translation

The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” Assets and liabilities are translated at current exchange rates, and related revenue and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders’ equity. Foreign currency translation gains and losses are included in the statement of operations.

Cash Equivalents

For the purpose of the accompanying financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market determined by the average cost method. Inventories consist of products available for sale to distributors and customers.

Components of inventories as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
Raw materials	$295,572	$182,179
Finished goods	35,174	32,676

Total	$330,746	$214,855

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

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs. The Company did not incur impairment losses for the nine month period ended September 30, 2008 and 2007.

Income Taxes

The Company has adopted Financial Accounting Standards No. 109 (“SFAS 109”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs”. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur expenditures on research and product development for the nine month periods ended September 30, 2008 and 2007.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company charged to operations $3,011 and $4,574, as advertising costs for the nine month periods ended September 30, 2008 and 2007, respectively.

Comprehensive Income

Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income,” establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in any of the periods presented.

Segment Information

The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”) in the years ended December 31, 2001 and subsequent years. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance.

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

The Company had no employee stock options issued and outstanding at September 30, 2008. All prior awards of stock options were vested at the time of issuance in prior years.

Net income (loss) per share

The following reconciliation of net income and share amounts used in the computation of income (loss) per share for the three month period ended September 30, 2008:

Three months ended September 30, 2008

Net income used in computing basic net income per share	$1,193,338

Impact of assumed assumptions:
Amortization of debt discount (interest expense) on convertible debentures	19,384

Impact of equity classified as liability:
Gain on warrant liability and debt derivative marked to fair value	(1,399,831)

Net loss in computing diluted net income (loss) per share:	$(187,109)

The weighted average shares outstanding used in the basic net income per share computations for the three months ended September 30, 2008 and 2007 was 55,652,748 and 42,671, respectively; for the nine months ended September 30, 2008 and 2007 was 27,452,021 and 40,701, respectively. In determining the number of shares used in computing diluted income per share for the three months ended September 30, 2008, common stock equivalents of 1,186,830,087 derived from shares issuable in conversion of the Callable Secured Convertible Notes and exercise of warrants were not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss from operations of $1,171,571 during the nine month period ended September 30, 2008. The Company’s total liabilities exceeded its total assets by $4,118,216 as of September 30, 2008.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At September 30, 2008 and December 31, 2007, allowance for doubtful account balance was $14,605 and $10,715, respectively.

Derivative Financial Instruments

The Company’s derivative financial instruments consist of embedded derivatives related to the Secured Convertible Debentures (see Note F). These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the Note Agreement and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Any change in fair value inclusive of modifications of terms will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Conversion-related derivatives were valued using the intrinsic method and the warrants using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 609%; and risk free interest rate from 2.00% to 2.98%. The derivatives are classified as long-term liabilities.

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

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”) . SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The SFAS No. 155 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. SFAS No.156 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS No. 5, “Accounting for Contingencies”. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 , “Effective Date of FASB Statement No. 157” (“FSP 157-2), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. We have not yet determined the impact that the implementation of FSP 157-2 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however, we do not anticipate the adoption of this standard will have a material impact on our consolidated financial position, results of operations or cash flows.

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

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“ FSP 00-19 -2”) which addresses accounting for registration payment arrangements. FSP 00-19 -2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP 00-19 -2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company did not have a material impact on its consolidated financial position, results of operations or cash flows

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 “ (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities “ applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of SFAS No. 159 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position results of operations or cash flows.

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

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. We are currently evaluating the impact of SFAS No. 161, if any, will have on our consolidated financial position, results of operations or cash flows.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS No. 162 will have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) “ (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. We are currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on our consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

NOTE B - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
Furniture and fixtures	$41,260	$41,260
Equipment	351,138	351,183
Computer equipment	56,654	56,654
	449,052	449,097
Less: Accumulated depreciation	381,052	359,541

Net property and equipment	$68,000	$89,556

The total depreciation expense for the three months ended September 30, 2008 and 2007 amounted to $6,657 and $8,399, respectively of which $4,375 and $5,416 is included in cost of goods sold for each respective year.

The total depreciation expense for the nine months ended September 30, 2008 and 2007 amounted to $21,510 and $26,210, respectively of which $14,475 and $17,173 is included in cost of goods sold for each respective year.

NOTE C - CONVERTIBLE NOTES PAYABLE

A summary of convertible promissory notes payable at September 30, 2008 and December 31, 2007 is as follows:

	September 30, 2008	December 31, 2007
10% convertible debenture is payable on demand, unpaid principal together with accrued and unpaid interest is, at the option of the holder, convertible into shares of the Company’s common stock at a time or conversion price equal to fifty percent of the closing price of the Company’s common stock on the date of conversion. The Company has recorded $100,000 as a beneficial conversion discount- interest expense during the year ended December 31, 2003. In 2005, the note was converted to a non-interest bearing debenture.	$53,577	$53,577

10% convertible debenture with interest due quarterly subject to certain conditions, due three years from the date of the note. The holder has the option to convert unpaid principal to the Company’s common stock at the lower of (i) $0.14 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (see below)	542,167	690,350

8% convertible debenture with interest due quarterly subject to certain conditions, due three years from the date of the note. The holder has the option to convert unpaid principal to the Company’s common stock at the lower of (i) $0.14 or (ii) 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (see below)	217,420	83,549

10% convertible debenture with interest due quarterly subject to certain conditions, due three years from the date of the note. The holder has the option to convert unpaid principal to the Company’s common stock at the lower of (i) $0.14 or (ii) 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (see below)	56,949	-0-

	870,114	827,476
Less: current maturities	(595,744)	(743,927)
	$274,370	$83,549

The Company entered into a Securities Purchase Agreement with four accredited investors on May 23, 2005 for the issuance of an aggregate of $2,000,000 of convertible notes (“Convertible Notes”), and attached to the Convertible Notes were warrants to purchase 12,143,290 shares of the Company’s common stock. The Convertible Notes accrue interest at 10% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.14 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. The effective interest rate at the date of inception was 23.47% per annum.

As of September 30, 2008, the Company issued to the investors Convertible Notes in a total amount of $2,000,000 in exchange for net proceeds of $1,635,667. The proceeds that the Company received were net of prepaid interest of $133,333 representing the first eight month’s interest calculated at 10% per annum for the aggregate of $2,000,000 of convertible notes, and related fees and costs of $255,000. Prepaid interest is amortized over the first eight months of the note and capitalized financing costs were amortized over the maturity period (three years) of the convertible notes.

The Company’s identified embedded derivatives related to the Securities Purchase Agreement entered into on May 23, 2005. These embedded derivatives included certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company allocate the relative fair values of the derivatives and related warrants as of the inception date of the Securities Purchase Agreement up to the proceeds amount and to fair value as of each subsequent balance sheet date. At the inception of the Securities Purchase Agreement, the Company allocated $1,147,698 and $852,302 to the embedded derivatives and related warrants, respectively.

For the nine months ended September 30, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $120,362 and $191,365, respectively.

The Company entered into a Securities Purchase Agreement with four accredited investors on July 13, 2007 for the issuance of an aggregate of $535,000 of convertible notes (“Convertible Notes”), and attached to the Convertible Notes were warrants to purchase 10,000,000 shares of the Company’s common stock. The Convertible Notes accrue interest at 8% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.14 or (ii) 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. The effective interest rate at the date of inception was 63.23% per annum.

As of September 30, 2008, the Company issued to the investors Convertible Notes in a total amount of $535,000 in exchange for net proceeds of $500,000. The proceeds that the Company received were net of related fees and costs of $35,000. Capitalized financing costs are amortized over the maturity period (three years) of the convertible notes.

The Company’s identified embedded derivatives related to the Securities Purchase Agreement entered into on July 13, 2007. These embedded derivatives included certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company allocate the relative fair values of the derivatives and related warrants as of the inception date of the Securities Purchase Agreement up to the proceeds amount and to fair value as of each subsequent balance sheet date. At the inception of the Securities Purchase Agreement, the Company allocated $467,310 and $67,690 to the embedded derivatives and related warrants, respectively.

For the nine months ended September 30, 2008, the Company amortized the debt discount and charged $133,872 to interest expense.

The Company entered into a Securities Purchase Agreement with four accredited investors on January 1, 2008 for the issuance of an aggregate of $228,423 of convertible notes (“Convertible Notes”). The Convertible Notes accrue interest at 10% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.14 or (ii) 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. The effective interest rate at the date of inception was indeterminable.

As of September 30, 2008, the Company issued to the investors Convertible Notes in a total amount of $228,423 in exchange for reduction in interest liability of $228,423.

The Company’s identified embedded derivatives related to the Securities Purchase Agreement entered into on January 1, 2008. These embedded derivatives included certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company allocate the fair values of the derivatives as of the inception date of the Securities Purchase Agreement up to the proceeds amount and to fair value as of each subsequent balance sheet date. At the inception of the Securities Purchase Agreement, the Company allocated $228,423 to the embedded derivatives.

For the nine months ended September 30, 2008, the Company amortized the debt discount and charged $56,949 to interest expense.

The accompanying financial statements comply with current requirements relating to warrants and embedded derivatives as described in FAS 133, EITF 98-5 and 00-27, and APB 14 as follows:

●
The Company allocated the proceeds received between convertible debt and detachable warrants based upon the relative fair market values on the dates the proceeds were received. The fair values of the detachable warrants and the embedded derivatives were determined under the Black-Scholes option pricing formula and the intrinsic method, respectively

●
Subsequent to the initial recording, the increase (or decease) in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the increase (or decrease) in the intrinsic value of the embedded derivatives of the convertible debentures are recorded as adjustments to the liabilities at September 30, 2008 and December 31, 2007, respectively.

●
The expense relating to the increase (or decrease) in the fair value of the Company’s stock reflected in the change in the fair value of the warrants and derivatives is included as other income item as a gain or loss arising from convertible financing on the Company’s balance sheet.

●	Accreted principal of $816,537 and $773,899 as of September 30, 2008 and December 31, 2007, respectively.

NOTE D - NOTES PAYABLE

Notes payable at September 30, 2008 and December 31, 2007 consists of the following:

	September 30, 2008	December 31, 2007
Note payable-State of Maryland, accrues interest at 0% per annum, unsecured. In accordance with a forbearance agreement, if KD Medical defaults on any payments, cumulative interest at 10% per annum will be added as of September 30, 2008, cumulative amount of interest was $361,619 and $352,499 on September 30, 2008 and December 31, 2007, respectively.	98,200	163,000

Notes payables-shareholders, accrues interest at 0% per annum, unsecured	85,224	78,070
	183,424	241,070
Less: current maturities:	(183,424)	(241,070)
	$—	$—

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

NOTE F - COMMON STOCK

On April 7, 2008, the Company affected a one-for-three thousand (1 to 3,000) reverse stock split of itsoutstanding shares of common stock, $0.001 par value. All references in the financial statements and the notes to financial statements, number of shares, and share amounts have been retroactively restated to reflect the reverse split. The Company has restated 196,798,501 shares of common stock issued and outstanding as of December 31, 2007.

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

In July 2008, the Company issued an aggregate of 1,500,000 shares of common stock in exchange for convertible notes payable of 9,000.

In August 2008, the Company issued an aggregate of 4,916,700 shares of common stock in exchange for convertible notes payable of 23,016.

In September 2008, the Company issued an aggregate of 6,600,100 shares of common stock in exchange for convertible notes payable of 27,001.

NOTE G – OPTIONS AND WARRANTS

Non-Employee Stock Options

On December 1, 2002, the Company issued 80,000 options to a consultant as incentive to enter into a consulting agreement with the Company for a period of one year. The 80,000 options vest quarterly over a period of three years with an exercise price of $.01 per share and a life of ten years from the date of grant.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants at September 30, 2008:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.001	27	4.17	$3.00	27	$3.00

Transactions involving stock options issued to consultants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2006	27	$3.00
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2007	27	3.00
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at September 30, 2008	27	$3.00

Warrants

The Company granted 3,333 warrants during the year ended December 31, 2007 in connection with the issuance of convertible notes payable (see note E). The Company did not grant any compensatory warrants during the nine month period ended September 30, 2008 and 2007. The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock.

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.02	3,333	5.79	$60.00	3,333	$60.00
$0.20	2,024	1.65	$600.00	2,024	$600.00
$0.35	2,024	1.65	$1,050.00.	2,024	$1,050.00
	7,381	3.57	$455.13	7,381

Transactions involving warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding as of January 1, 2007	4,048	$822.97
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding as of December 31, 2007	4,048	822.97
Granted	3,333	60.00
Exercised	—	—
Canceled or expired	—	—
Outstanding as of September 30, 2008	7,381	$455.13

NOTE H - RELATED PARTY TRANSACTIONS

From time to time the Company’s officers and shareholders advance funds to the Company. The notes payable-related parties balance outstanding was $85,224 and $78,070 as of September 30, 2008 and December 31, 2007, respectively. No formal arrangements or repayment terms exist (see Note D).

NOTE I - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Accounts payable	$221,332	$172,677
Accrued salaries	631,564	456,539
Payroll liabilities	364,643	364,068
Accrued Interest	148,845	267,137
	$1,366,386	$1,260,421

NOTE J - INCOME TAXES

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. A management estimates that at September 30, 2008, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $12,500,000, expiring in the year 2023, that may be used to offset future taxable income. Due to significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of September 30, 2008 and December 31, 2007:

Non current:

	September 30, 2008	December 31, 2007
Net operating loss carryforward	$4,500,000	$3,500,000
Valuation allowance	$(4,500,000)	$(3,500,000)
Net deferred asset	$0.00	$0.00

NOTE K - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases office space, production and administration facilities in Columbia, Maryland at a rate of approximately $12,393 per month.

The Company has recorded equipment purchased under non-cancelable leases with an original cost of $87,766 as of September 30, 2008. Depreciation expenses of $9,453 have been charged to operations for the nine months ended September 30, 2008 for leased equipment.

Employment Agreements

The Company has employment agreements with key employees. In addition to salary and benefit provisions, the agreements include defined commitments should the employees terminate the employment with or without cause.

NOTE L - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the nine months ended September 30, 2008, the Company has incurred operating losses of $1,171,571. In addition, the Company has a deficiency in stockholder’s equity of $4,118,216 and $3,980,966 at September 30, 2008 and December 31, 2007, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company’s existence is dependent upon management’s ability to develop profitable operations. Management is devoting substantially all of its efforts to establishing its business and there can be no assurance that the Company’s efforts will be successful. However, the planned principal operations have not fully commenced and no assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company’s liquidity, the Company is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance that the Company will be successful in its efforts to secure additional equity financing.

ITEM II. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Revenues

LifeStem International has generated revenues of $936,877 from operations for the nine months ended September 30, 2008, compared to $887,959 for the nine months ended September 30, 2007. For the three months ended September 30, 2008 LifeStem International generated revenues of $324,259 as compared to revenues of $290,298 for the three months ended September 30, 2007. This increase was due to the continued recovery from the last repercussions from the move into the new facility by KD and Molecula, and any significant downtime from operations that were impaired from the move has been eliminated. The Company believes that revenues should increase in the coming year as Molecula and KD Medical can more efficiently capitalize on their synergistic operations and increase marketing efforts to take advantage of common markets between Molecula and KD.

Cost of revenues consists of direct manufacturing costs and applied overhead expenses for the research reagent business, as well as labor costs associated with its service revenue. Cost of revenues as a percentage of net revenues were 44% for the three months ended September 30, 2008, as compared to 32% for the same period in 2007, yet have remained static at 42% for the nine months ended September 30, 2008 and 2007. This lack of change over the longer period reflects a settling from the move into KD’s new facility. The cost of goods sold percentage will fluctuate from quarter to quarter because absorbed overhead increases when volume is decreasing and because labor ratios are less than optimized in manufacturing processes when revenues are lower. As revenues increases, cost of goods sold as a percentage of revenue should become more and more favorable for the company.

Costs and Expenses

Total operating expenses decreased from $411,813 for the three month period ending September 30, 2007 to $280,398 for the three month period ending September 30, 2008, a decrease of 32%. However, total operating expenses increased from $1,285,240 for the nine month period ending September 30, 2007 to $1,455,592 for the nine month period ending September 30, 2008, an increase of 13%.

Net Income

Due primarily to an unrealized gain on adjustment of derivative and warrant liability to fair value of underlying securities relating to the convertible notes it obtained in 2005, the Company realized Net Income for the three months ended September 30, 2008 of $1,193,338 as compared to a Net Loss of $92,374 at September 30, 2007.

Liquidity and Capital Resources

As of September 30, 2008, the Company had current assets of cash, accounts receivable, and inventory totaling $459,533, and total assets of $548,341. These numbers compare to current assets of $448,014 and total assets of $575,817 as of December 31, 2007. As a result of our operating losses, for the nine months ended September 30, 2008, we generated a cash flow deficit of $29,071 from operating activities. The Company has used its working capital to finance ongoing operations and the development and marketing of its products.

The Company’s success and ongoing financial viability is contingent upon its selling of its products and the related generation of cash flows. However, should it be necessary, Management believes it would be able to meet its cash flow requirements through additional debt or equity financing. There is no assurance that such financing will be available in the future to meet additional capital needs of the Company, or that any such terms or conditions of any such financing would be favorable to the Company. Both the management of the Company’s current growth and the expansion of the Company’s current business involve significant financial risk and require significant capital investment.

The independent auditors report on the Company’s and LifeStem International’s December 31, 2007 financial statements included in this Form states that the Company’s recurring losses raise substantial doubts about the Company’s ability to continue as a going concern. Nevertheless, through the potential raising of capital and by adjusting its operations and development to the level of capitalization, management belives it will have the ability to raise sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

Introduction

LifeStem International, Inc., (formerly Traffic Technology Inc. and CalbaTech, Inc.) (“Company”) was organized on April 29, 2002 under the laws of the state of Nevada. The Company is focused on incubating life science based companies that are developing next generation products and technologies.

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

The Company, through another of its subsidiaries, LifeStem, Inc., is attempting to position itself to become a leader in the adult stem cell banking business, a leading supplier of “Cellular Logistics” by providing services and technologies to facilitate the efficient acquisition and delivery of purified adult stem cells, development of stem cell delivery devices for clinical applications and clinical applications of specific stem cell based therapies.

THE RESEARCH REAGENTS DIVISION

MOLECULA RESEARCH LABORATORIES, LLC

LifeStem International acquired Molecula in October 2003. During 2005, Molecula Research Laboratories, LLC was dissolved in the state of Virginia. LifeStem International incorporated Molecula, Inc. in the state of Nevada.

Molecula develops and sells numerous research reagents for cell transfection, DNA and RNA purification, protein expression, gene expression analysis and other innovative and fundamental products. Molecula also sells transfection reagents, an IPTG replacement for increased protein expression, neuropeptides and biochemicals. Please see www.molecula.com.

KD MEDICAL, INC.

LifeStem International acquired KD in the last quarter of 2004. This acquisition substantially increased both product range and revenue in the Research Reagents Division. The product ranges of KD and Molecula are highly complementary, with little overlap. One of KD’s strengths is in the supply of specialized media for culture of model research organisms such as bacteria, yeast, insects and mammalian cell lines. It also supplies products to approximately 300 National Institutes of Health (“NIH”) laboratories, contracts invaluable for establishing new products in a favorable government setting. Its secondary products are related to molecular biology reagents. Please see www.kdmedical.com.

COMPETITIVE ANALYSIS

Manufacturers of molecular biology products can be divided into two distinct categories within the industry. One category is the multinational companies with extensive research and development who both out-source and have in-house manufacturing facilities. The other category is the small, independent, local manufacturers such as KD Medical and Molecula. The multinationals have better brand recognition due to greater advertising and marketing resources. The smaller companies fill the consumer need for quality products that are less expensive and available immediately. Competitors include Fisher Scientific, Ambion, Proligo, and Qiagen.

CUSTOMERS

KD Medical and Molecula service five distinct customer types: 1) Federally funded research centers such as the National Institutes of Health, the Naval Medical Center, and the National Cancer Institute; 2) Federally funded “Supply Stores” such as at the National Institutes of Health; 3) University and private research centers such as Glaxo Smith-Kline, Johnson & Johnson, Merck & Co., Pfizer Research, and Wyeth Pharmaceuticals; 4) Medical distributors such as Fisher Scientific and VWR International; and 5) OEMs such as Genetix, Ltd. and PML Microbiologicals, Inc.

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

THE CELLULAR THERAPIES DIVISION

LIFESTEM, INC.

The market for stem cell technology is currently $500 million, and has been estimated to grow to $30 billion by the year 2010 (Source DMD). This is projected due to the growth of new cellular therapeutics (both embryonic and adult stem cells), as well as clinical applications to compete with, or complement, existing pharma-based solutions. LifeStem’s strategy is to leverage LifeStem International’s infrastructure of companies to obtain a leadership position in the fast emerging stem cell collection arena and become the preferred provider of adult stem cells to the clinical researcher as part of a comprehensive package of stem cell based services.

Stem Cell MicroBank(TM) Service

The therapeutic possibilities that may be provided by collecting and preserving healthy adult stem cells on a pre-disease basis may revolutionize the practice of medicine. The power and promise of stem cell therapies is just emerging, and the corresponding development of new clinical applications and therapies are expected to follow. LifeStem’s Stem Cell Microbank(TM) Service focuses on refining existing collection processes that are gaining significant acceptance. The focus will be providing a stem cell collection process and storage service that maintains adult stem cells for future use and broadens the availability of a collection and storage service.

The MicroBanking process, patent pending, is based on the theory that it is not necessary to harvest a quantity of stem cells capable of regenerating the entire immune system at the time of collection, but rather that these cells can be collected in micro quantities and cryo-preserved for future cellular expansion prior to reintroduction into the recipient, or in the alternative, that the number of stem cells necessary for a therapy does not necessitate using a number of stem cells necessary to regenerate one’s complete immune system. The company further believes that it is in the client’s best interest to store a stem cell samples from two tissue sources. This concept is defined as a Stem Cell Microbank(TM).

FINANCIAL PROJECTIONS

LifeStem, Inc. is, as of September 30, 2008, still working to generate sales of its Stem Cell Microbank™ Service. LifeStem International, Inc. entered into a Joint Venture Agreement with Keller Medical Institute, whereby LifeStem International will, through its subsidiary, LifeStem, Inc. provide its Stem Cell Microbank™ Service, processes and protocols, to Keller Medical Institute (KMI), for KMI medical professionals to be trained in the procedures of the Stem Cell Microbank™ Service.

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

PATENTS AND PROPRIETARY TECHNOLOGY

It is the Company’s intention to protect its proprietary property through the filing of U.S. and international patent applications, both broad and specific, where necessary and reasonable. The Company believes it will attain strong and broad patent protection for its technologies. It is the Company’s intention that all its products be protected under various pending patents, issued patents, copyrights and trademarks.

The Company has the policy of disclosing its proprietary information only under a Confidentiality Agreement. This Agreement has a special clause regarding ownership by the Company of all inventions related to, or based in any way upon, the Company’s technologies.

PROPERTIES

Corporate

The Company’s principal executive and administrative offices are located at 1740 W. Katella Avenue, Orange, California 92867.

KD Medical

KD’s facility is located at 6935-A Oakland Mills Road, Columbia, MD. It is a 7,000 square foot facility conveniently located between Baltimore and Washington near the NIH. The facility has two clean rooms for sterile production, a medical packaging room for contract medical packaging, a large warehouse and a walk in cold box. KD currently capability manufactures over a half million liters of molecular biology reagents and buffers, and close to three quarters of a million bacterial and yeast biological media products yearly.

ACQUISITION OR DISPOSITION OF PLANT AND EQUIPMENT

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. Other than as provided within this Form 10-Q and other filings, we do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months.

NUMBER OF EMPLOYEES

The Company currently has twelve employees. The Company does not have any collective bargaining agreements covering any of its employees, has not experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company considers relations with its employees to be good.

Forward Looking Statements.

The foregoing Managements Discussion and Analysis of Financial Condition and Results of Operations “forward looking statements” within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Company’s business strategies, continued growth in the Company’s markets, projections, and anticipated trends in the Company’s business and the industry in which it operates. The words “believe,” “expect,” “anticipate,” “intends,” “forecast,” “project,” and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Company’s expectations and are subject to a number of risks and uncertainties, including but not limited to, those risks associated with economic conditions generally and the economy in those areas where the Company has or expects to have assets and operations; competitive and other factors affecting the Company’s operations, markets, products and services; those risks associated with the Company’s ability to successfully negotiate with certain customers, risks relating to estimated contract costs, estimated losses on uncompleted contracts and estimates regarding the percentage of completion of contracts, associated costs arising out of the Company’s activities and the matters discussed in this report; risks relating to changes in interest rates and in the availability, cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic laws, regulations and taxes; risks related to changes in business strategy or development plans; risks associated with future profitability; and other factors discussed elsewhere in this report and in documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company’s control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-Q will, in fact, occur. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances and other factors discussed elsewhere in this report and the documents filed or to be filed by the Company with the Securities and Exchange Commission.

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

ITEM 4. CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, the Company’s principal executive/financial officer concluded that its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. In addition, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Changes in Disclosure Controls and Procedures.

There were no changes in the Company’s disclosure controls and procedures, or in factors that could significantly affect those controls and procedures since their most recent evaluation.

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

Trends, Risks and Uncertainties

The Company has sought to identify what it believes to be the most significant risks to its business as discussed in “Risk Factors” above, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurances that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to the Company’s stock.

Limited operating history; anticipated losses; uncertainly of future results

The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company’s prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the business model that the Company intends to market and the potential acceptance of the Company’s business model. The Company will be incurring costs to develop, introduce and enhance its products, to establish marketing relationships, to acquire and develop products that will complement each other, and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company’s business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of its products and services. The Company expects that negative cash flow from operations may exist for the next 12 months as it continues to develop and market its products and services. If cash generated by operations is insufficient to satisfy the Company’s liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company’s shareholders.

Potential fluctuations in quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside the Company’s control, including: the demand for the Company’s products and services; seasonal trends in demand and pricing of products and services; the amount and timing of capital expenditures and other costs relating to the expansion of the Company’s operations; the introduction of new services and products by the Company or its competitors; price competition or pricing changes in the industry; political risks and uncertainties involving the world’s markets; technical difficulties and general economic conditions. The Company’s quarterly results may also be significantly affected by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Due to the foregoing factors, among others, it is possible that the Company’s operating results may fall below the expectations of the Company and/or investors in some future quarter.

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

The Company’s future success will be highly dependent upon its ability to successfully manage the expansion of its operations. The Company’s ability to manage and support its growth effectively will be substantially dependent on its ability to implement adequate financial and management controls, reporting systems, and other procedures and hire sufficient numbers of financial, accounting, administrative, and management personnel. The Company is in the process of establishing and upgrading its financial accounting and procedures. There can be no assurance that the Company will be able to identify, attract, and retain experienced accounting and financial personnel. The Company’s future operating results will depend on the ability of its management and other key employees to implement and improve its systems for operations, financial control, and information management, and to recruit, train, and manage its employee base. There can be no assurance that the Company will be able to achieve or manage any such growth successfully or to implement and maintain adequate financial and management controls and procedures, and any inability to do so would have a material adverse effect on the Company’s business, results of operations, and financial condition.

The Company’s future success depends upon its ability to address potential market opportunities while managing its expenses to match its ability to finance its operations. This need to manage its expenses will place a significant strain on the Company’s management and operational resources. If the Company is unable to manage its expenses effectively, the Company’s business, results of operations, and financial condition may be materially adversely affected.

Risks associated with acquisitions

As a major component of its business strategy, the Company expects to acquire assets and businesses relating to or complementary to its operations. Any acquisitions by the Company would involve risks commonly encountered in acquisitions of companies. These risks would include, among other things, the following: the Company could be exposed to unknown liabilities of the acquired companies; the Company could incur acquisition costs and expenses higher than it anticipated; fluctuations in the Company’s quarterly and annual operating results could occur due to the costs and expenses of acquiring and integrating new businesses or technologies; the Company could experience difficulties and expenses in assimilating the operations and personnel of the acquired businesses; the Company’s ongoing business could be disrupted and its management’s time and attention diverted; the Company could be unable to integrate successfully.

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

Continued Control by Current Officers and Directors

As of September 30, 2008, the present officers and directors own approximately 78% of the outstanding shares of Common Stock, and therefore are in a strong position to elect Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of the Company, the appointment of officers, and the determination of officers’ salaries. Shareholders have no cumulative voting rights.

Delays in the Introduction of Our Products or Services

The Company may be subject to regulation by numerous governmental authorities. Failure to obtain regulatory approvals or delays in obtaining regulatory approvals by the Company, its collaborators or licensees would adversely affect the marketing of products or services developed by the Company, as well as hinder the Company’s ability to generate product revenues. Further, there can be no assurance that the Company, its collaborators or licensees will be able to obtain the necessary regulatory approvals. Although the Company does not anticipate problems satisfying any of the regulations involved, the Company cannot foresee the possibility of new regulations that could adversely affect the business of the Company.

The healthcare industry is a highly regulated industry and is subject to numerous statutes, rules and regulations administered by healthcare commissions or similar regulatory authorities of each jurisdiction. The Company may be required to submit applications relating to their activities or products (including detailed background information concerning controlling persons within their organization) that are then reviewed for approval. The Company may incur significant expense in seeking to obtain licenses for its products and concepts. No assurances can be given that its products will be approved in any particular jurisdiction. The failure to obtain such approval or delay in obtaining such approval in any jurisdiction that the Company seeks to introduce its products or concepts may have a materially adverse effect upon the Company’s business.

Dependence on Independent Parties to Produce our Products

The Company may be dependent upon current and future collaborations with and among independent parties to research, develop, test, manufacture, sell or distribute our products. The Company intends to continue to rely on such collaborative arrangements. Some of the risks and uncertainties related to the reliance on such collaborations include, but are not limited to 1) the ability to negotiate acceptable collaborative arrangements, 2) the fact that future or existing collaborative arrangements may not be successful or may not result in products that are marketed or sold, 3) such collaborative relationships may actually act to limit or restrict the Company, 4) collaborative partners are free to pursue alternative technologies or products either on their own or with others, including the Company’s competitors, for the diseases targeted by the Company’s programs and products and 5) the Company’s partners may terminate a collaborative relationship and such termination may require the Company to seek other partners, or expend substantial additional resources to pursue these activities independently. These efforts may not be successful and may interfere with the Company’s ability to manage, interact and coordinate its timelines and objectives with its strategic partners.

Government Regulation and Legal Uncertainties

The Company is not currently subject to many direct government regulations, other than the securities laws, the regulations thereunder applicable to all publicly owned companies, the Food and Drug Administration, the American Association of Blood Banks, and the laws and regulations applicable to businesses generally. It is possible that certain laws and regulations may be adopted at the local, state, national and international level that could effect the Company’s operations. Changes to such laws could create uncertainty in the marketplace which could reduce demand for the Company’s products or increase the cost of doing business as a result of costs of litigation or a variety of other such costs, or could in some other manner have a material adverse effect on the Company’s business, financial condition, results of operations and prospects. If any such law or regulation is adopted it could limit the Company’s ability to operate and could force the business operations to cease, which would have a significantly negative effect on the shareholder’s investment. The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a “Small Business Issuer,” defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer’s outstanding securities held by non-affiliates) of $25,000,000 or more. The Company is deemed to be a “small business issuer.” The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. (“NASAA”) have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The Company can make no assurances that any of these agencies will adopt any such policies. Also, an agency could adopt such policy that may have a detrimental effect to the Company’s operations and it could have a significantly negative effect on the value of the Company’s equity.

Limited Market Due To Penny Stock

The Company’s stock differs from many stocks, in that it is a “penny stock.” The Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks.” These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and Exchange Act of 1934, as amended. Because our securities probably constitute “penny stock” within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:- - Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; -Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; - “Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; - Excessive and undisclosed bid-ask differentials and markups by selling broker- dealers; and - The wholesale dumping of the same securities by promoters and broker- dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses. Furthermore, the “penny stock” designation may adversely affect the development of any public market for the Company’s shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in “penny stock” is suitable for customers. Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a “recognized” national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in the Company’s common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.” Rule 15g-9 of the Commission requires broker- dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company’s stockholders to resell their shares to third parties or to otherwise dispose of them.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities.

The Registrant had no sales of unregistered securities during the three-month period ending September 30, 2008 other than disclosed within this Form 10Q, and in particular, Notes B and C to the Financial Statements.

Use of Proceeds.

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three-month period ending September 30, 2008 other than as disclosed herein.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Reports on Form 8-K. No reports on Form 8-K were filed during the three-month period covered in this Form 10-Q other than disclosed below.

(b)	Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index.

EXHIBIT INDEX
Exhibit No.	Description

2.1	Articles of Incorporation*
2.1.1	Articles of Amendment to Articles of Incorporation, dated September 16, 1998*
2.1.2	Articles of Amendment dated March 20, 2003*
2.1.3	Articles of Merger dated March 20, 2003 for redomicile *
2.1.3.1	Merger Agreement underlying Articles of Merger for redomicile *
2.1.4	Articles of Merger dated March 20, 2003 for merger of subsidiary, CalbaTech, Inc., into Parent, Traffic Technology, Inc. with name change to CalbaTech, Inc. post merger *
2.1.4.1	Merger Agreement underlying Articles of Merger for merger of Subsidiary and Parent and concurrent name change *
2.2	Bylaws of Traffic Technology, Inc., a Nevada Corporation *
6.1	Consulting Agreement with Pinnacle West Capital Corporation, dated May 30, 2000*
6.2	Distributor Agreement with Layton Solar, dated April 3, 2000*
6.2.1	Amendment to Distributor Agreement with Layton Solar, dated August 24, 2000*
6.3	Distributor Agreement with IMS Industries, dated March 17, 2000*
6.4	Distributor Agreement with Taiwan Signal Technologies Co., dated June 30, 2000*
6.5	Distributor Agreements with Artflex, Sinalizacao and Viaria Ltd., dated August 7, 2000*
6.6	Distributor Agreement with Supremetech Engineering Co., dated August 15, 2000*
6.7	Consulting Service Agreement for LED Traffic Signal Technology Transfer and Licensing with JCI Group, Inc. (China), dated January 8, 2001*
6.8	LED Single Lens Traffic Signal Technology Transfer and Consulting Service Agreement with JCI Group, Inc. Japan), dated April 25, 2001*
6.9	Form of Distributor Agreement (United States)*
10.1	Employment Agreement for James DeOlden *
10.2	Employment Agreement for Edward Deese *
10.3	Employment Agreement for John Gordon *
10.4	Employment Agreement for David Killen *
10.5	Asset Purchase Agreement (Zoval Enterprises) *
10.6	Agreement and Plan of Reorganization for the acquisition of MolecularWare *
10.7	Agreement and Plan of Reorganization for the acquisition of Molecula *
10.8	Indemnification Agreement - James DeOlden *
10.9	Indemnification Agreement - Edward Deese *
10.10	Indemnification Agreement - John Gordon *
24.1	Power of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certification of James DeOlden
31.2	Rule 13a-14(a)/15d-14(a) Certification of Edward Deese
32. 1	Section 1350 Certification of James DeOlden
32.2	Section 1350 Certification of Edward Deese

*Documents previously filed with the SEC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature	Title	Date

/s/ James DeOlden	CEO/Secretary/Director	October 23, 2008
James DeOlden

/s/Edward Deese	President/Treasurer/Director	October 23, 2008
Edward Deese