Form 10-K
period 2008-12-31
LIFESTEM INTERNATIONAL, INC.
filed 2009-03-31
CIK 1156293

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-33039

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
(Exact name of Company as specified in its charter)

Nevada	86-0932112
(State of incorporation)	(I.R.S. Employer) Identification No.)

7407 East Tanque Verde, Tucson, AZ 85715
(Address of principal executive offices) (Zip Code)

Company’s telephone number: (209)487-6449

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common
Stock, $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐  Yes  ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☒  Yes  ☐  No

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐

Accelerated filer	☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company) Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒  No

The aggregate market value of the voting stock held by non-affiliates of the Company as of March 26, 2009: Common Stock, par value $0.001 per share -- $920,623. As of March 26, 2009, the Company had 97,938,602 shares of common stock issued and outstanding, of which 36,127,006 were held by non-affiliates.

There are no documents incorporated by reference in this Form 10-K.

PART I.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS:

Certain statements in this Form 10-K constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as “may”, “believe”, “will”, “expect”, “expected”, “project”, “anticipate”, “anticipated”, “estimates”, “plans”, “strategy”, “target”, “prospects” or “continue”. These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. This Form 10-K contains important information as to risk factors under Item 1A. In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Reform Act of 1995. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

ITEM 1. BUSINESS.

International Aerospace Enterprises, Inc., (formerly Traffic Technology Inc., CalbaTech, Inc., and LifeStem International, Inc.) (“Company”) was organized on in January, 2007, and incorporated in Nevada on October 6, 2008. International Aerospace Enterprises, Inc (“IAE”) is an innovative and aggressive provider of military aircraft spare parts who offers inexpensive aircraft spare parts that meet quality manufacturing standards required by the worldwide military/industrial complex establishment. This is a viable, highly profitable industry with excellent fundamentals to create value for current and future shareholders. IAE’s dedication to provide military aircraft spare parts to the U.S. Defense Department and its International Allies is built on a platform of integrity and national respect for the end users requiring spare parts in order to maintain their military aircraft.

IAE currently owns approximately $1,247,500 of in-house inventory and has under option purchase contracts or consignment agreements of approximately $100 million USD in aircraft spare parts. The company is also in negotiations with several entities in order to access additional military spare parts inventory. The company’s owned inventory is currently warehoused in Covina, California. The company intends to relocate its corporate office and parts warehouse to a new location of approximately 10,000 too 15,000 sq. feet and is looking in the area of either Rancho Cucamonga or Ontario, California. They are negotiating for modern offices and warehouse manufacturing space that is climate controlled, sprinkler equipped, and equipped with electronic surveillance security system.

The company’s available inventories are ready for sale to military aircraft spare parts customers throughout the world. IAE believes that the sales of their inventories will result in significant revenue and profitability. The sales will be accomplished through IAE’s strategic Marketing, Sales and Distribution Consignment relationships with several national and internationally recognized companies as well as the company’s experienced management and personnel.

IAE’s management has conducted primary and secondary research in the military aircraft spare parts industry for aftermarket sales opportunities. The research clearly points to unmet demands of military aircraft spare parts in the worldwide marketplace. IAE has identified a significant number of opportunities within this arena of the worldwide market which are not currently being met. The sheer size of the worldwide military/industrial complex market and the demand for products and services to meet the needs of both the United States Military and its Allies is significant - exceeding $439.3 billion for the fiscal year 2006.

Acting on this research data, IAE has purchased in excess of $1,247,500 USD in new surplus military aircraft spare parts and is in negotiations for additional military aircraft spare parts available for purchase, consignment, or option purchasing.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves risks and uncertainties. While we attempt to identify and mitigate risks to our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. You should consider the following factors carefully in addition to the other information contained in this form 10-K before deciding to purchase our securities.

Our existing, manufactured, on-the-shelf, ready to ship inventories of military aircraft spare parts is finite (currently consisting of 4,987 itemized parts independently determined to be approximately $1,247,500 USD) combined with an additional 6,578 military aircraft spare parts under final negotiations at a cost of $5 million USD. There are no guarantees that the company will be able to find additional manufactured military aircraft spare parts on the open market at a discounted price with quality standards and proper certification equal to those parts currently on hand that can be purchased and resold through our distribution network.

Changes in global security strategy and planning may affect future procurement priorities.

We cannot predict whether potential changes in security defense and maintenance schedules on military aircraft will afford sales opportunities for our business in terms of replacement parts for F-16, F-5 and other replacement parts held in our existing inventories.

As a U.S. government contractor serving U.S. Allied Countries, we are subject to a number of repairman rules and regulations.

We must comply with and are affected by laws and regulations relating to the award administration and performance of U.S. Government contracts including those Allied Countries flying U.S. military aircraft. Government contract laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business. A violation of specific laws and regulations could result in the imposition of fines and penalties, which would be detrimental for bidding on contracts.

International sales and suppliers may pose potentially greater risks.

Our international business may pose greater risk than our domestic business due to the potential for greater volatility in foreign economic and political environments. In return, those greater risks are often accompanied by the potential to earn a higher profit from our domestic businesses. Our international business also is highly sensitive to changes in foreign national priorities and government budgets which may be further impacted by global economic conditions. Sales of military products are affected by defense budgets (both in the United States and abroad) and U.S. foreign policy.

In international sales, we face substantial competition from both the domestic military aircraft parts suppliers and foreign manufacturers of governments sometimes provide marketing subsidies and other assistances for their product.

The uncertain U.S. economy and changing lending conditions and policies may affect the company’s ability to purchase additional manufactured spare parts inventories available on the open market.

We operate in highly competitive markets with competitors who may have greater resources than we possess which could reduce the volume of products we can sell and our operating margins. Many of our products are sold in highly competitive markets. Some of our competitors are larger, more diversified corporations and have greater financial and marketing resources. As a result they may be better able to withstand the affects of periodic economic turn down as our operations and financial performance will be negatively impacted if we do not aggressively approach growth through acquisitions of products and possibly private manufacturing companies available for purchase.

Our future growth and continued success is dependent on key personnel.

Our future success depends to a significant degree upon the continued contribution of our management team. The loss of members of our management team could have a material and adverse affect on the business. Our Chief Executive Officer/President has over 30 years of experience in military aircraft spare parts sales in both the domestic and international markets. In addition to top executive personnel the competition for qualified technical personnel in our industry is intense and we believe our future growth and success will depend on our ability to attract, train and retrain such personnel.

Our growth strategy as described by management in PART I. ITEM 1. BUSINESS of this filing relies heavily on identifying and purchasing existing manufactured and certified military parts throughout the United States. It also suggests that there are private military aircraft spare parts manufacturing companies available for purchase. Our company intends to use a mixture of both stock and cash to attract the sellers for acquisitions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments for this filer.

ITEM 2. PROPERTIES.

Corporate

The Company’s temporary office location is at 7407 East Tanque Verde, Tucson, Arizona 85715.  The Company considers this location to be adequate pending its relocation to California as further explained below.

The Company’s assembly, inventory storage and shipping facilities is currently located in Covina, California. The 4,400 square foot facility consists of two buildings located on 0.39 acres and is approximately one-half mile from the Interstate 10 freeway. The Company leases the approximate 700 square foot office space and 3,600 square feet of warehouse space currently housing the company’s owned inventory consisting of 4,982 spare parts. The Company also has an Option Purchase Agreement for an additional 6,578 military aircraft spare parts located in northern California.

The Company’s management is currently in negotiations to lease 10,000 to 15,000 sq. feet of modern office and warehouse space in order to relocate its current facility to accommodate additional inventories of military aircraft spare parts and the anticipated addition of both management and other needed personnel. The new corporate and inventory warehouse facility will be located in either Rancho Cucamonga or Ontario, California. The move is expected to occur within the next three months and will be a facility that is climate controlled with sprinkler fire protection and an electronic surveillance security system.

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

Other than as reported in Form 8-K there were no matters submitted to security holders.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

The Company’s Common Stock has been and is currently traded on the over-the-counter market and quotations are published on the OTC Bulletin Board under the symbol “LSTM”. The following table sets forth the range of high and low bid prices of the Common Stock for each fiscal quarterly period. Prices reported represent prices between dealers, do not include retail markups, markdowns or commissions and do not represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2008

	High	Low
Quarter Ended December 31, 2008	.011	.0013
Quarter Ended September 30, 2008	.038	.0018
Quarter Ended June 30, 2008	11.40	.025
Quarter Ended March 31, 2008	12.60	2.10

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2007

	High	Low
Quarter Ended December 31, 2007	.017	.003
Quarter Ended September 30, 2007	.026	.010
Quarter Ended June 30, 2007	.037	.013
Quarter Ended March 31, 2007	.050	.033

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer’s securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Company’s shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer’s net tangible assets (at least $2 million); or exempted from the definition by the Commission. If the Company’s shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements of broker-dealers who sell penny stocks to persons other than established customers and accredited investors.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company’s Common Stock and may affect the ability of stockholders to sell their shares.

Holders of Common Equity

As of December 31, 2008, the Company’s transfer agent shows 226 shareholders of record of the Company’s common stock.

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

Transfer Agent

The Company has designated Transfer Online as its transfer agent for the common stock.

ITEM 6. SELECTED FINANCIAL DATA.
	2008	2007	2006	2005	2004
	$0	$1,148,529	$1,292,167	$300,633	$0
Net Income/(Loss)	$(1,535,222)	$27,940	$13,801	$(5,011,116)	$(2,700,598)
Net Income per Common Share	$(0.03)	$0.00	$0.00	$(0.12)	$(0.11)
Total Assets	$1,265,392	$575,817	$520,443	$1,038,495	$393,883

Revenue

Revenues reflect the acquisition of Molecula Research Laboratories, LLC, as a subsidiary in October 2003 and the acquisition of KD Medical, Inc. in November 2004.

Net Income

Net income/loss has been reflective of a Securities Purchase Agreement the Company entered into with four accredited investors on May 23, 2005 for the issuance of an aggregate of $2,000,000 of convertible notes (“Convertible Notes”), and attached to the Convertible Notes were warrants to purchase 12,143,290 shares of the Company’s common stock. The Convertible Notes accrue interest at 10% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.14 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. The effective interest rate at the date of inception was 23.47% per annum.

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

In 2005, the Company incurred an unrealized loss in recording the fair value of the debenture and related warrant derivatives relating to the convertible notes it obtained in 2005. The total non cash financial impact to the Company’s income statement amounted to $2,303,555. Additionally, we incurred non cash interest costs of $916,232 relating to the convertible debt accretion as required under FAS 133 along with debt conversions to common shares. As a result, the Company realized a net loss of $5,011,116.

The net income at December 31, 2006 was due primarily to an unrealized gain on adjustment of derivative and warrant liability to fair value of underlying securities related to the convertible notes the Company obtained in 2005 of $2,007,730. Net income at December 31, 2007 was due to two factors: 1) an unrealized gain on adjustment of derivative and warrant liability to fair value of underlying securities related to the convertible notes the Company obtained in 2005 of $657,349; and 2) income derived from the settlement of debt of $999,926

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

When used in this Form 10-K and in our future filings with the Securities and Exchange Commission, the words or phrases will likely result, management expects, or we expect, will continue, is anticipated, estimated or similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of that speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

General Overview

International Aerospace Enterprises Inc. (“IAE”, “we”, “ us”, or the “company”), specializes in the sales and marketing of military aircraft spare parts on a worldwide basis. The company has directly purchased approximately $11 million USD of finished military goods/manufactured aircraft parts and has either taken on consignment, developed option purchase agreements, or other business procedures and means and arranged for the marketing, sales and processing of bids amassed nearly $100,000,000.00 USD of military aircraft spare parts that meet the quality standards necessary to be sold to the military industrial complex serving the U.S. government and or its U.S. Allies. The company’s management intends to directly sell and market these military aircraft spare parts in concert with international marketing and sales companies already existing with a worldwide network of sales and marketing personnel.

Results of Operations

The Company’s revenues are difficult to forecast and may vary significantly from quarter to quarter and year to year. In addition, the Company’s expense levels for each quarter are, to a significant extent, fixed in advance based upon the Company’s expectation as to the net revenues to be generated during that quarter. The Company therefore is generally unable to adjust spending in a timely manner to compensate for any unexpected shortfall in net revenues. Further as a result of these factors any delay in product introductions, whether due to internal delays or delays caused by third party difficulties, or any significant shortfall in demand in relation to the Company’s expectations, would have an almost immediate adverse impact on the Company’s operating results and on its ability to maintain profitability in a quarter.

Comparison of the Year Ended December 31, 2008 with the Year Ended December 31, 2007

During the fourth quarter 2008, KD Medical, Inc., Molecula, Inc., Molecularware, Inc. and LifeStem, Inc., wholly owned subsidiaries of the Company, met all the criteria of SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” to be classified as held for sale.

In December 2008, the Company concluded the sale of the stock of KD Medical, Inc., Molecula, Inc., Molecularware, Inc. and LifeStem, Inc. to officers and majority shareholders in exchange for the forgiveness of approximately $664,000 in deferred compensation, the waiving of $460,000 in fees due to a change in ownership of the Company, 49,000,000 shares of the Company’s common stock, 5,000,000 shares of the Company’s preferred stock, net with a issuance of two promissory notes payable in an aggregate amount of $150,000, due in monthly installments over six months with interest of 6% per annum. The related gain on the sale of $1,009,241 was recorded as an adjustment to equity due to the related party transaction.

In 2007, the Company had revenues from subsidiary companies that were no longer subsidiary companies as of December 31, 2008. Therefore, during the year ending December 31, 2008 the Company had no revenue as compared to $1,148,529 in the year ending December 31, 2007.

In 2007, the Company had costs of revenues from subsidiary companies that were no longer subsidiary companies as of December 31, 2008. Therefore, there were no cost of revenues in 2008. In the year ended December 31, 2007 cost of revenues as a percentage of net revenues were 42%.

Operating expenses were $1,151,842 in the year ended December 31, 2008 as compared to $989,612 in the year ended December 31, 2007.

Net Income (Loss)

The Company produced a net loss of $1,535,322 in the year ended December 31, 2008 as compared to net income of $27,940 for the same period in 2007. Net income at December 31, 2007 was due to two factors: 1) an unrealized gain on adjustment of derivative and warrant liability to fair value of underlying securities related to the convertible notes the Company obtained in 2005 of $657,349; and 2) income derived from the settlement of debt of $999,926 as management worked to reduced the Company’s outstanding debt.

Liquidity and Capital Resources

The Current Assets of the Company increased from $448,014 at December 31, 2007 to $1,247,500 at December 31, 2008. As a result of our operating losses for the year ended December 31, 2008, we generated a cash flow deficit of $29,084 from operating activities. The Company has used its working capital to finance ongoing operations and the development and marketing of its products.

The Company’s success and ongoing financial viability is contingent upon its selling of its products and the related generation of cash flows. The Company evaluates its liquidity and capital needs on a continuous basis, and based on the Company’s requirements and capital market conditions, the Company may, from time to time, raise working capital through additional debt or equity financing. There is no assurance that such financing will be available in the future to meet additional capital needs of the Company, or that any such terms or conditions of any such financing would be favorable to the Company. Both the management of the Company’s current growth and the expansion of the Company’s current business involve significant financial risk and require significant capital investment. Management believes that it will meet is capital needs through debt and equity financing.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company’s financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 will not have a material impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 will not have a material impact on the Company’s results of operations or financial position.

Acquisition or Disposition of Plant and Equipment

Other than as provided herein, we do not anticipate the sale or acquisition of any significant property, plant or equipment during the next twelve months. We do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months.

Number of Employees

As of March 23, 2009, the Company has two employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. Other than through acquisition, we do not anticipate our employment base will significantly change during the next 12 months. As we continue to expand, we expect to incur additional costs for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Management of Growth

The Company expects to experience growth in the number of employees relative to its current levels of employment and the scope of its operations. In particular, the Company may need to hire sales, marketing and administrative personnel. Additionally, acquisitions could result in an increase in employee headcount and business activity. Such activities could result in increased responsibilities for management. The Company believes that its ability to attract, train, and retain qualified technical, sales, marketing, and management personnel, will be a critical factor to its future success. During strong business cycles, the Company may experience difficulty in filling its needs for qualified personnel.

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

Dependence Upon Management

Our future performance and success are dependant upon the efforts and abilities of our Management. To a very significant degree, we are dependent upon the continued services of John Peck and Sylvia Quintero, Don Ross, and David McLarney our executives and Directors. If we lost the services of Mr. Peck or Ms. Quintero or other key employees before we could get a qualified replacement, that loss could materially adversely affect our business.

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

Continued Control by Current Officers and Directors

As of March 23, 2009, the present officers and directors own approximately 50% of the outstanding shares of Common Stock, and therefore are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of the Company, the appointment of officers, and the determination of officers’ salaries. Shareholders have no cumulative voting rights. (See Security Ownership of Certain Beneficial Owners and Management) Audit’s Opinion Expresses Doubt About The Company’s Ability To Continue As a “Going Concern”.

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

Government Regulation and Legal Uncertainties

The Company is not currently subject to many direct government regulations, other than the securities laws, the regulations thereunder applicable to all publicly owned companies, and the laws and regulations applicable to businesses generally. It is possible that certain laws and regulations may be adopted at the local, state, national and international level that could effect the Company’s operations. Changes to such laws could create uncertainty in the marketplace which could reduce demand for the Company’s products or increase the cost of doing business as a result of costs of litigation or a variety of other such costs, or could in some other manner have a material adverse effect on the Company’s business, financial condition, results of operations and prospects. If any such law or regulation is adopted it could limit the Company’s ability to operate and could force the business operations to cease, which would have a significantly negative effect on the shareholder’s investment. The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a “Small Business Issuer,” defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer’s outstanding securities held by non-affiliates) of $25,000,000 or more. The Company is deemed to be a “small business issuer.” The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. (“NASAA”) have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The Company can make no assurances that any of these agencies will adopt any such policies. Also, an agency could adopt such policy that may have a detrimental effect to the Company’s operations and it could have a significantly negative effect on the value of the Company’s equity.

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

ITEM 8. FINANCIAL STATEMENTS.

Financial statements as of and for the year ended December 31, 2008, and for the ended December 31, 2007 are presented in a separate section of this report following Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with auditors for the period ended December 31, 2008.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Because of their inherent limitations, any system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including the chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework defined in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management’s assessment of the control environment included all significant locations and subsidiaries.

Material Weaknesses

Based on our evaluation under COSO, management concluded that our internal control over financial reporting was not effective as of December 31, 2008, due to control deficiencies in three areas that we believe should be considered material weaknesses. A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

3.	The company did not institute, as of December 31, 2008, a whistle-blower policy and procedure as required by Section 301 of the Sarbanes-Oxley Act.

Management has drafted a whistle-blower policy, and will communicate the policy as soon as it is approved by the Board of Directors. In addition, management is compiling specific procedures for the Chairman of the Audit Committee to independently investigate and resolve any issues or concerns raised. Management expects that this material weakness will be fully remedied during the second quarter of 2009.

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

ITEM 9B. OTHER INFORMATION

Other than set forth herein, there in no other information required to be disclosed.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Officers and Directors.

The names and respective positions of the directors, executive officers, and key employees of the Company are set forth below; there are no other promoters or control persons of the Company. The directors named below will serve until the next annual meeting of the Company’s stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders’ meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company’s affairs. The directors and executive officers of the Company are not a party to any material pending legal proceedings.

John M. Peck – Chief Executive Officer, Director

John M. Peck, age 63, was President/CEO of JOLIN Industries, Inc., from 2006 to 2009. Mr. Peck provided marketing and consulting services to aerospace companies and countries where he was involved in the purchasing and sales of military aircraft parts. From 2005 to 2006, Mr. Peck was a consultant to ACTMI where he was involved in the creation of, and expansion thereafter, of ACTMI’s International customer base. From 2002 through 2005, Mr. Peck was a Procurement and Supply Chain Account Analyst and Buyer to Technical and Management Services Corporation (TAMSCO) as the Program Manager of Saudi Arabian Operations (in country) where he managed an annual budget of over $500,000,000.00 USD as a subcontractor to the United States Air Force headed by the United States State Department. From 1995 to 2001 Mr. Peck worked as a consultant to the Senior Vice President of Operations and Business Development for SR (Sperry Rand Corporation) on a systems development project designed to track the status of worldwide hardware purchases for the Kingdom of Saudi Arabia, United Kingdom and the United States. From 1993 to 1995 Mr. Peck worked with Hughes Aircraft Systems International on the “Peace Shield Program” with an annual operating budget of over $1 Billion USD.

Mr. Peck attended University of Maryland from 1963-1966, LaSalle Institute in 1969, Troy State from 1978-1981, Calhoun College from 1983-1984 and California Coast College from 1992-1994. Mr. Peck earned Military Schooling Diplomas in more than forty individual classes, with concentrations in computer science and logistics.

Sylvia C. Quintero, MBA – Secretary, Treasurer, Director

Ms. Quintero, age 50, is currently the Senior Business Manager at the University of Arizona, Department of Immunobiology. She also has served as Director of Finance for Arizona Aircraft Spares from 2003 to 2004. Prior to that, Ms. Quintero was the Business Manager for the University of Arizona Department of Journalism where her duties included supervision, oversight of daily business operations including accounting, payroll, budget and finance projections, purchasing and personnel hiring.

Ms. Quintero earned a Masters in Business administration from the University of Phoenix in 1993 and her Bachelor of Science in Business Administration from the University of Phoenix in 1990.

Ms. Quintero brings a number specialized skills to the Secretary/Treasurer role with the Company. The following is a rendition of a few of her skills: Bilingual - English and Spanish; Extensive PC and Macintosh knowledge; software experience including word processing, spreadsheets and website research; and accounting training for SEC filings. In her roles as the Senior Business Manager at the University of Arizona Departments of Journalism and Immunobiology, she has gained extensive online experience in payroll/ PSOS, SIS, FRS, PET and Pcard including UMS purchasing requisitions.

Donald R. Ross, Ed D. – Director

Dr. Ross, age 66, has been the Research Specialist and Principle with the Disability Assessment Research Clinic with the Department of Medicine, University of Arizona Medical Center in Tucson, Arizona. Dr. Ross was a practicing, Board Certified, Licensed Psychologist by the State of Arizona from 1992 to 2007. From 1987 through 1997 he also focused his career activities on being a Professor at the University of Arizona, College of Education where he concurrently served as Project Director with the National Library of Medicine, National Institute of Health, and the Department of Health and Human Services.

Dr. Ross’s extensive background in human services, teaching at both the Master’s and Doctoral level, at the University of Arizona has provided him insight into personnel development, hiring procedures and identifying management aptitudes skills and talents. Combining these talents with his research and statistical analysis skills provides the Company’s principals and management a unique pool of skills to draw upon when growing the company to meets its personnel requirements in the future. His extensive involvement in studying the U.S. economy and labor market for the U.S. Department of Labor, Washington, DC has also provided him an insightful perspective on employment and career development in the United States. Dr. Ross brings to the Board of Directors of IAE the capacity to understand and implement employment packages, incentive programs, stock bonus programs and the ability to explain how each directly or indirectly impacts hiring motivations and base salaries. Dr. Ross’s educational background and employment history provides the Board of Directors an excellent candidate to head its compensation committee and serve its shareholders.

David W. McLarney, MBA – Director

Mr. McLarney, age 51, will serve as Head of the Company’s audit committee providing Board oversight for the company and its shareholders. Mr. McLarney is currently a senior airline Check Pilot and Flight Test Analyst for A 321, B 737/757 aircraft for U.S. Airways, Inc. He has been employed by U.S. Airways, Inc. since 1986.

He has also held the position of Deputy Director of Government Aerospace contracting. In that position he managed over 80 contracting officers buying for 30 Federal Stock Supply classifications for the Joint Defense major deviation weapons system operations, support and maintenance. He was the Director of annual procurement for the U.S. Air Force which entailed purchasing over $35 million USD annually. While in that capacity he established the software procedures and audited DOD Prime Vendor Program aircraft part acquisitions and aerospace contracts.

Mr. McLarney was Executive Administrator for the U.S. Air Force squadron finance, human relations and training functions each under his command.

Mr. McLarney earned a Master’s in Business Administration from Saint Mary’s University, San Antonio, Texas and his Bachelor of Science degree in engineering and management while at the U.S. Naval Academy, Annapolis, Maryland. Mr. McLarney also attended Louisiana State University in Louisiana as a CPA Prep. Candidate. Mr. McLarney’s background as a Government Contract Officer with studies at the Defense Acquisition University, Washington DC has provided him with excellent credentials to help direct the Company’s management in its future expansion and growth. He will provide the Company an Independent Board member with a unique capacity for integrating his extensive aerospace experience and direct procurement knowledge along with his finance and accounting education to assist in the guidance of the Board of Directors and corporate management.

ITEM 11. EXECUTIVE COMPENSATION.

Pursuant to his employment agreement in December 2008, Mr. Peck, the Company’s Chairman and Chief Executive Officer received an annual base salary established initially at $126,000 with a provision for annual review of compensation. The term of the agreement is for a three years commencing January 1, 2009 with annual reviews.

Executive Compensation Philosophy

The Company’s board of directors is committed to establishing and maintaining executive compensation practices designed to support the development of the company’s capabilities and business objectives, enhance our profitability and enhance long-term shareholder value. Toward these aims, in March 2009, the board of directors established a compensation committee. This committee reports to the board on executive compensation matters.

Compensation Committee - Membership

It is planned that the committee be comprised of three independent members of the Board. Director independence is, at a minimum, consistent with applicable rules for NASDAQ-traded issuers, Rule 16b-3 of the Exchange Act, and Section 162(m) of the Internal Revenue Code. Currently, the only member of the committee is Dr. Donald R Ross (chairman). Dr. Ross was appointed to and has served as chairman of the Compensation Committee since March, 2009.

Process and procedures for considering and determining executive and director compensation.

Among other things, the committee has the authority and responsibility under its charter to:

●	Approve our compensation philosophy.
●	Formulate, evaluate, and approve compensation for our officers, as defined in Section 16 of the Securities and Exchange Act of 1934 and rules and regulations promulgated therein.
●
Formulate, approve, and administer cash incentives and deferred compensation plans for executives. Cash incentive plans are based on specific performance objectives defined in advance of approving and administering the plan.

●	Oversee and approve all compensation programs involving the issuance of our stock and other equity securities.
●	Review executive supplementary benefits, as well as our retirement, benefit, and special compensation programs involving significant cost to us, as necessary and appropriate.
●	Review compensation for terminated executives.
●	Oversee funding for all executive compensation programs.

●	Review compensation practices and trends of other companies to assess the adequacy of our executive compensation programs and policies.
●
Secure the services of external compensation consultants or other experts, as necessary and appropriate. These services, as required, will be paid from funds provided by the company. This system is designed to ensure the independence of such external advisors.

●	Approve employment contracts, severance agreements, change in control provisions, and other compensatory arrangements with our executives.

Role of Chief Executive Officer in Recommending Executive Compensation.

The committee makes all compensation decisions related to our named executive officers. However, our Chief Executive Officer regularly provides information and recommendations to the committee on the performance of the executive officers, appropriate levels and components of compensation, including equity grants as well as other information as the committee may request.

Compensation Goals

Our compensation policies are intended to achieve the following objectives:
●	reward executives and employees for their contributions to our growth and profitability, recognize individual initiative, leadership, achievement, and other valuable contributions to our company;
●
to link a portion of the compensation of officers and employees with the achievement of our achievement of our overall performance goals, to ensure alignment with the our strategic direction and values, and to ensure that individual performance is directed towards the achievement of our collective goals;

●	to enhance alignment of individual performance and contribution with long-term stockholder value and business objectives by providing equity awards;
●	to motivate and provide incentives to our named executive officers and employees to continually contribute superior job performance throughout the year; and
●	to obtain and retain the services of skilled employees and executives so that they will continue to contribute to and be a part of our long-term success.

Compensation programs and policies are reviewed and approved annually but could be adjusted more frequently if determined by the committee. Included in this process is establishing the goals and objectives by which employee and executive compensation is determined. Executive officers’ performance is evaluated in light of these performance goals and objectives. The committee consults the Chief Executive Officer on the performance of other company executives.

Compensation Surveys and Compensation Consultants

In determining compensation levels, we review compensation levels of companies that we deem to be similar to our company regardless of their location, competitive factors to enable us to attract executives from other companies, and compensation levels that we deem appropriate to retain and motivate our executives. From time to time, we retain the services of independent compensation consultants to review a wide variety of factors relevant to executive compensation, trends in executive compensation, and the identification of relevant peer companies. The committee makes all determinations regarding the engagement, fees, and services of our compensation consultants, and our compensation consultants report directly to our committee.

Elements of Compensation

Compensation for our executives is generally comprised of:

●	base salary which is targeted at a competitive level and used to reward superior individual job performance of each named executive officer and to encourage continued superior job performance;
●	Cash bonuses which are tied to specific, quantifiable and objective performance measures based on a combination of corporate and individual goals, and discretionary bonuses;
●	equity compensation which is based on corporate and individual performance, and discretionary equity awards.

●	severance and change of control agreements; and
●	Other benefits plan and programs.

The principles which serve as the basis for executive compensation practices apply to the compensation structures for all employees. Namely, corporate and individual performance are the key factors which determine incentive compensation.

The committee considers each component of executive compensation in light of total compensation. In considering adjustments to the total compensation of each named executive officer, the committee also considers the value of previous compensation, including outstanding equity grants and equity ownership.

Compensation paid to executive officers must be approved by our board of directors or by the committee. The committee conducts several meetings in person or telephonically to review and consider our compensation program and policies, as well as specific elements of executive compensation.

Compensation Considerations

In setting compensation levels for a particular executive, the committee takes into consideration:

●	the proposed compensation package as a whole
●	each element of compensation individually
●	the executive’s past and expected future contributions to our business
●	our overall company performance;
●	our financial conditions and prospects;
●	the need to retain key employees; and
●	general economic conditions.

In order to enable the company to hire and retain talented executives, the committee may determine that it is in the best interests of the company to negotiate packages that may deviate from the company’s standard practices in setting the compensation for certain of its executive officers when such deviation is required by competitive or other market forces.

Base Salary

Base salaries for the named executive officers and other executives are determined based on market data analysis of comparable positions in the identified compensation peer group. A competitive base salary is provided to each executive officer to recognize the skills and experience each individual brings to the company and the performance contributions they make. When determining the base salary for an executive, we reference a target of the base salaries of similar positions in the identified compensation peer group. Other factors are also taken into account such as internal comparisons, individual skills and experience, length of time with the company, performance contributions and competitiveness of the marketplace. Salaries are reviewed on an annual basis, taking into account the factors described above, and are made in connection with annual performance reviews. The amounts of such adjustments are calculated using merit increase guidelines based on the employee’s position within the relevant compensation range and the results of his or her performance review. The recommended percentage increases are established annually and reflect the committee’s assessment of appropriate salary adjustments based on competitive surveys and general economic conditions.

Cash Bonus

Our practice is to periodically consider awarding cash bonuses based upon, among other things, accomplishment of key objectives and overall performance. In addition, from time-to-time the committee may approve payment of bonuses to executives or key contributors for special accomplishment or other reasons. These goals may include progress made in technical programs and technology and product development, improved utilization of company resources and progress in relationships with key customers and strategic alliances and financing activities and the financial results of the company. Generally, the company does not disclose specific targets relating to these goals, because doing so may disclose confidential business information.

Severance and Change in Control Agreements.

Pursuant to Mr. Peck’s employment agreement, if Mr. Peck’s employment is terminated by us without “cause”, or by Mr. Peck for “good reason”, he would receive payment of his base salary and benefits for 12 months, in monthly installments.

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

B. Encourage selected employees, directors and consultants to accept or continue employment or association with the Company; and

C. Increase the interest of selected employees, directors and consultants in the Company’s welfare through participation in the growth in value of the common stock of the Company. The Company had not issued any Stock Options pursuant to the Plan included therein to any employees as of December 31, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of March 23, 2009. This chart reflects the number of shares held by those shareholders controlling more than five percent, those shareholders that are officers and/or directors, as well as a collective group of all of the above.

OWNERSHIP

Name	Number of Shares of Common Stock	Approximate Percent of Common Shares Owned
John M. Peck	49,000,000	50%
Group: All Officers/Directors (1)	49,000,000	50%
All Shares Outstanding	97,938,602	100%

1. This total number encompasses one person.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

During the past two years, and not as otherwise disclosed of in any other filing, there have not been any transactions that have occurred between the Company and its officers, directors, and five percent or greater shareholders, unless listed below.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the years ended December 31, 2008 and 2007 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	December 31, 2007	December 31, 2008
(i) Audit Fees	$54,700	$45,442
(ii) Audit Related Fees	$0	$0
(iii) Tax Fees	$0	$0
(iv) All Other Fees	$0	$0
Total fees	$54,700	$45,442

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” There were no Audit-Related services provided in fiscal 2008 or 2007.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax services provided in fiscal 2008 or 2007.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2008 or 2007.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

Although one will be formed soon, the Company currently does not have a designated Audit Committee, and accordingly, the Company’s Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Board of Directors may also pre-approve particular services on a case-by-case basis.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits.

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature	Title	Date

/s/ John M. Peck	CEO/Director	March 30, 2009
John M. Peck

/s/Sylvia Quintero	Secretary/Treasurer/Director	March 30, 2009
Sylvia Quintero

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES

DECEMBER 31, 2008 AND 2007

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934
INTERNATIONAL AEROSPACE ENTERPRISES, INC.

INTERNATIONAL AEROSPACE ENTERPRISES, INC.

Turner, Jones & Associates, P.L.L.C.
Certified Public Accountants
108 Center Street, North, 2nd Floor
Vienna, Virginia 22180-5712
(703) 242-6500
FAX (703) 242-1600

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
International Aerospace Enterprises, Inc.
7407 East Tanque Verde
Tucson, AZ 85715

We have audited the accompanying consolidated balance sheets of International Aerospace Enterprises, Inc. (a Nevada Incorporation) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Aerospace Enterprises, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the footnotes, conditions exist that raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Turner, Jones & Associates, PLLC
Vienna, Virginia
March 30, 2009

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS
CURRENT ASSETS:
Cash	$—	$111,150
Inventory	1,247,500	—
Prepaid expenses	—	5,000
Current assets, discontinued operations	—	331,864
Total current assets	1,247,500	448,014

Fixed assets, net	—	698
Fixed assets, net-discontinued operations	—	88,858
Total fixed assets	—	89,556

Other assets:
Unamortized financing costs, net of accumulated amortization and write off of $272,108 and $234,439, respectively	17,892	38,247

	$1,265,392	$575,817

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Cash overdraft	$559	$—
Accounts payable and accrued expenses	346,411	1,043,782
Notes payable, including $39,948 to related parties	189,948	39,948
Convertible notes payable	585,712	743,927
Current liabilities, discontinued operations	—	454,323
Total current liabilities	1,122,630	2,281,980

Long term debt, less current maturities:
Derivative liability related to convertible debentures	2,266,930	2,118,173
Warrant liability related to convertible debentures	15	55,336
Convertible notes payable	338,511	83,549
Long term debt	1,000,000	—
Long term debt, discontinued operations	—	17,745
Total long term liabilities	3,605,456	2,274,803
Total liabilities	4,728,086	4,556,783

Commitments and contingencies

DEFICIENCY IN STOCKHOLDERS’ EQUITY

Preferred stock, par value $0.001 per share; 25,000,000 shares authorized; 7,430,000 and 1,250,000 shares issued and outstanding as of December 31, 2008 and 2007, respectively	7,430	1,250
Common stock, par value $0.001 per share; 300,000,000 shares authorized, 78,721,208 and 65,603 shares issued and outstanding as of December 31, 2008 and 2007, respectively (See note F)	78,721	66
Additional paid in capital	9,539,140	7,570,381
Treasury stock, at cost	—	—
Accumulated deficit	(13,087,985)	(11,552,663)
Total deficiency in stockholders’ equity	(3,462,694)	(3,980,966)
	$1,265,392	$575,817

See the accompanying notes to the consolidated financial statements

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
OPERATING EXPENSES:
Selling and administrative	1,151,144	987,905
Depreciation and amortization	698	1,707
Total operating expenses	1,151,842	989,612

LOSS FROM OPERATIONS	(1,151,842)	(989,612)

Income derived from settlement of debt	—	315,624
Unrealized gain (loss) on adjustment of derivative and warrant liability to fair value of underlying securities	134,954	657,349
Interest expense, net	(551,942)	(678,971)

Net Loss from continuing operations before income taxes and discontinued operations	(1,568,830)	(695,610)

Income taxes	—	—

Net Loss from continuing operations before discontinued operations	(1,568,830)	(695,610)

Income from discontinued operations, net of income tax provision of $-0-	33,508	723,550

Gain on disposal of discontinued operations	—	—

NET LOSS	$(1,535,322)	$27,940

Basic income (loss) per share:
Continuing operations	$(0.02)	$(15.42)
Discontinued operations	0.00	16.04
Basic income (loss) per share:	$(0.03)	$0.62

Diluted income (loss) per share:
Continuing operations	$(0.02)	$(15.42)
Discontinued operations	0.00	1.43
Diluted income (loss) per share:	$(0.03)	$(14.00)

Weighted average number of common shares outstanding-basic	78,721,208	45,107

Weighted average number of common shares outstanding-fully diluted	78,721,208	504,824

See the accompanying notes to the consolidated financial statements

INTERNATIONAL AEROSPACE ENTERPRISES, INC
STATEMENT OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Preferred Shares	Stock Amount	Common Shares	Stock Amount	Additional Paid in Capital	Treasury Shares	Treasury Stock Amount	Accumulated Deficit	Total
Balance as of December 31, 2006	1,250,000	$1,250	36,264	$36	$6,912,623	$563,155	$(87,647)	$(11,580,603)	$(4,754,341)
Common stock issued on February 9, 2007 as payment towards convertible debentures	—	—	326	1	18,005	—	—	—	18,006
Common stock issued on February 13, 2007 to officers for prior year’s compensation at $0.0345 per share	—	—	3,000	3	311,037	—	—	—	311,040
Common stock issued on March 1, 2007 for services rendered at $0.036 per share	—	—	833	1	90,000	—	—	—	90,001
Common stock issued on April 16, 2007 for services rendered at $0.03 per share	—	—	219	—	19,700	—	—	—	19,700
Common stock issued on May 1, 2007 for services rendered at $0.028 per share	—	—	500	1	41,999	—	—	—	42,000
Common stock issued on May 3, 2007 for services rendered at $0.024 per share	—	—	167	1	11,999	—	—	—	12,000
Common stock issued on May 24, 2007 as payment towards convertible debentures	—	—	167	—	5,500	—	—	—	5,500
Common stock issued on June 6, 2007 as payment towards convertible debentures	—	—	167	—	5,500	—	—	—	5,500
Common stock issued on July 20, 2007 as payment towards convertible debentures	—	—	83	—	1,375	—	—		1,375
Common stock issued on July 25, 2007 as payment towards convertible debentures	—	—	83	—	1,400	—	—	—	1,400
Subtotal	1,250,000	$1,250	41,809	$43	$7,419,138	$563,155	$(87,647)	$(11,580,603)	$(4,247,819)

See the accompanying notes to the consolidated financial statements

INTERNATIONAL AEROSPACE ENTERPRISES, INC
STATEMENT OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Preferred Shares	Stock Amount	Common Shares	Stock Amount	Additional Paid in Capital	Treasury Shares	Treasury Stock Amount	Accumulated Deficit	Total
Balance forward	1,250,000	$1,250	41,809	$43	$7,419,138	$563,155	$(87,647)	$(11,580,603)	$(4,247,819)
Common stock issued on August 3, 2007 as payment towards convertible debentures	—	—	167	—	2,550	—	—	—	2,550
Common stock issued on August 9, 2007 as payment towards convertible debentures	—	—	167	—	2,250	—	—	—	2,250
Common stock issued on August 16, 2007 as payment towards convertible debentures	—	—	167	—	1,900	—	—	—	1,900
Common stock issued on August 21, 2007 as payment towards convertible debentures	—	—	167	—	1,900	—	—	—	1,900
Common stock issued on August 27,, 2007 as payment towards convertible debentures	—	—	167	—	2,150	—	—	—	2,150
Common stock issued on September 5, 2007 as payment towards convertible debentures	—	—	333	1	3,899	—	—	—	3,900
Common stock issued on September 19, 2007 as payment towards convertible debentures	—	—	2,074	2	32,970	—	—	—	32,972
Common stock issued on September 26, 2007 as payment towards convertible debentures	—	—	2,074	2	39,194	—	—	—	39,196
Common stock issued on October 1, 2007 as payment towards convertible debentures	—	—	2,074	2	30,483	—	—	—	30,485
Common stock issued on October 11, 2007 as payment towards convertible debentures	—	—	2,074	2	20,528	—	—	—	20,530
Subtotal	1,250,000	$1,250	51,273	$52	$7,556,962	$563,155	$(87,647)	$(11,580,603)	$(4,109,986)

See the accompanying notes to the consolidated financial statements

INTERNATIONAL AEROSPACE ENTERPRISES, INC
STATEMENT OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Preferred Shares	Stock Amount	Common Shares	Stock Amount	Additional Paid in Capital	Treasury Shares	Treasury Stock Amount	Accumulated Deficit	Total
Balance forward	1,250,000	$1,250	51,273	$52	$7,556,962	$563,155	$(87,647)	$(11,580,603)	$(4,109,986)
Common stock issued on October 19, 2007 as payment towards convertible debentures	—	—	1,200	1	11,159	—	—	—	11,160
Common stock issued on October 22, 2007 as payment towards convertible debentures	—	—	874	1	8,125	—	—	—	8,126
Common stock issued on October 26, 2007 as payment towards convertible debentures	—	—	1,200	1	11,879	—	—	—	11,880
Common stock issued on October 30, 2007 as payment towards convertible debentures	—	—	874	1	8,125	—	—	—	8,126
Common stock issued on November 6, 2007 as payment towards convertible debentures	—	—	1,200	1	11,879	—	—	—	11,880
Common stock issued on November 7, 2007 as payment towards convertible debentures	—	—	874	1	8,387	—	—	—	8,388
Common stock issued on November 19, 2007 as payment towards convertible debentures	—	—	2,074	2	16,795	—	—	—	16,797
Common stock issued on November 26, 2007 as payment towards convertible debentures	—	—	2,074	2	11,197	—	—	—	11,199
Common stock issued on December 3, 2007 as payment towards convertible debentures	—	—	2,074	2	7,463	—	—	—	7,465
Common stock issued on December 17, 2007 as payment towards convertible debentures	—	—	2,074	2	6,057	—	—	—	6,059
Cancellation of treasury shares			(188)	—	(87,647)	(563,155)	87,647	—	—
Net Income	—	—	—	—	—	—	—	27,940	27,940
Balance as of December 31, 2007	1,250,000	$1,250	65,603	$66	$7,570,381	$—	$—	$(11,552,663)	$(3,980,966)

See the accompanying notes to the consolidated financial statements

INTERNATIONAL AEROSPACE ENTERPRISES, INC
STATEMENT OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Preferred Shares	Stock Amount	Common Shares	Stock Amount	Additional Paid in Capital	Treasury Shares	Treasury Stock Amount	Accumulated Deficit	Total
Balance as of December 31, 2007	1,250,000	$1,250	65,603	$66	$7,570,381	$—	$—	$(11,552,663)	$(3,980,966)
Fractional shares issued in connection with reverse split			472
Preferred stock issued in March 2008 for services rendered	10,000,000	10,000	—	—	242,000	—	—	—	252,000
Preferred stock issued in April 2008 for services rendered	1,180,000	1,180	—	—	14,160	—	—	—	15,340
Preferred stock converted to common shares	(5,000,000)	(5,000)	50,000,000	50,000	(45,000)	—	—	—	—
Common stock issued in May 2008 for services rendered	—	—	230,361	231	460,918	—	—	—	461,149
Common stock issued on May 12, 2008 as payment towards convertible debentures	—	—	2,074	2	1,813	—	—	—	1,815
Common stock issued on June 12, 2008 as payment towards convertible debentures	—		1,000,000	1,000	244,000	—	—	—	245,000
Common stock issued on July 2008 as payment towards convertible debentures	—	—	1,500,000	1,500	7,500	—	—	—	9,000
Common stock issued on August 2008 as payment towards convertible debentures	—	—	4,916,700	4,916	18,100	—	—	—	23,016
Subtotal	7,430,000	$7,430	57,715,210	$57,715	$8,513,872	$—	$—	$(11,552,663)	$(2,973,646)

See the accompanying notes to the consolidated financial statements

INTERNATIONAL AEROSPACE ENTERPRISES, INC
STATEMENT OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Preferred Shares	Stock Amount	Common Shares	Stock Amount	Additional Paid in Capital	Treasury Shares	Treasury Stock Amount	Accumulated Deficit	Total
Balance forward	7,430,000	$7,430	57,715,210	$57,715	$8,513,872	$—	$—	$(11,552,663)	$(2,973,646)
Common stock issued on September 2008 as payment towards convertible debentures	—	—	6,600,100	6,600	20,401	—	—	—	27,001
Common stock issued in October 2008 as payment towards convertible debentures	—	—	5,333,400	5,334	(2,134)	—	—	—	3,200
Common stock issued in November 2008 as payment towards convertible debentures	—	—	5,869,599	5,869	(1,919)	—	—	—	3,950
Common stock issued in December 2008 as payment towards convertible debentures	—	—	3,202,899	3,203	(321)	—	—	—	2,882
Treasury shares received in exchange for sale of subsidiaries	—	—	—	—	—	—	(247,500)	—	(247,500)
Treasury shares issued in connection with acquisition of International Aerospace Enterprises, Inc,	—	—	—	—	—	—	247,500	—	247,500
Gain on disposal of discontinued operations to related party	—	—	—	—	1,009,241	—	—	—	1,009,241
Net loss	—	—	—	—	—	—	—	(1,535,322)	(1,535,322)

	7,430,000	$7,430	78,721,208	$78,721	$9,539,140	$—	$—	$(13,087,985)	$(3,462,694)

See the accompanying notes to the consolidated financial statements

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(1,568,830)	$(695,610)
Net income from discontinued operations	33,508	723,550
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustments for depreciation and amortization	698	1,707
Common stock issued or subscribed in connection with services rendered	461,149	163,701
Common stock issued for officer compensation	—	311,040
Common stock issued in settlement of debt	315,863	270,694
Preferred stock issud for compensation	267,340	—
Income derived from settlement of debt	—	(315,624)
Accretion of convertible notes payable	96,747	233,815

Unrealized losses (gains) on adjustment of derivative and warrant liability to fair value of underlying securities	(134,953)	(657,349)
Amortization and write off of financing costs	20,355	44,759
(Increase) decrease in:
Inventory	(50,000)	—
Prepaid expenses	5,000	(1,524)
Increase (decrease) in:
Cash overdraft	559	—
Accounts payable and accrued expenses	697,371	246,963
Net cash used in operating activities, discontinued operations	(173,891)	(567,830)
Net cash used in operating activities	(29,084)	(241,708)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash disposed with discontinued operations	(3,854)	—
Net cash used in Investing activities	(3,854)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (to) shareholders		(6,808)
Proceeds (payments) on convertible debentures	—	500,000
Proceeds (payments) on notes payable and capital leases, net	—	(48,214)
Cash used in financing activities, discontinued operations	(101,685)	(78,859)
Net cash provided by financing activities	(101,685)	366,119

Net increase (decrease) in cash and cash equivalents	(134,623)	124,411
Cash and cash equivalents at beginning of period, continuing operations	111,150	5,336
Cash and cash equivalents at beginning of period, discontinued operations	23,473	4,876
Total cash and cash equivalents at beginning of period	134,623	10,212
Cash and cash equivalents at end of period	$(0)	$134,623

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$2,388	$3,595
Cash paid during the period for taxes	—	—

Unrealized (gain) loss on adjustment of derivative and warrant liability to fair value of underlying securities	$(134,953)	$(657,349)

NON - CASH FINANCING ACTIVITIES:
Common stock issued in exchange for services	$461,149	$474,741
Preferred stock issued in exchange for services	$267,340	$—

See the accompanying notes to the consolidated financial statements

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

Calbatech Inc, (formerly Traffic Technology Inc.) (“Company”) was organized on April 29, 2002 under the laws of the state of Nevada. The Company is provider of military aircraft spare parts.

From its inception through the date of these financial statements the Company has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of December 31, 2008, the Company has accumulated losses of $13,087,985.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, International Aerospace Enterprises Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

Acquisition

On December 26, 2008, the Company consummated an acquisition by entering into an Acquisition Agreement (“Acquisition”) with the stockholders of International Aerospace Enterprises, Inc, pursuant to which the stockholders of International Aerospace Enterprises, Inc. exchanged all of the issued and outstanding capital stock of International Aerospace Enterprises, Inc. for 49,000,000 shares of common stock and 5,000,000 shares of preferred stock held by two officers and majority shareholders.

In conjunction with the exchange, the two majority shareholders received one hundred percent (100%) of the issued and outstanding shares of its subsidiaries KD Medical, Inc., Molecula, Inc., Molecularware, Inc., LifeStem, Inc. and an obligation of payment of $150,000.

Total consideration paid was comprised of the following:

Net assets received:
Inventory	$1,247,500

Consideration:
Fair value of common stock	$122,500
Fair value of preferred stock	125,000
Liabilities assumed	1,000,000

Total consideration:	$1,247,500

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

During the year ended December 31, 2008, the Company management preformed an evaluation of its intangible assets (Goodwill) for purposes of determining the implied fair value of the assets at acquisition date. The tests indicated that the recorded remaining book value of its goodwill exceeded the fair value, as determined by discounted cash flows and accordingly recorded a impairment charge against earnings of $1,197,500. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

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

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs”. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur expenditures on research and product development for the years ended December 31, 2008 and 2007.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company did not incur advertising costs in continuing operations for the years ended December 31, 2008 and 2007, respectively.

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

Total stock-based compensation expense recognized in the consolidated statement of earnings for the year ending December 31, 2008 and 2007 was $0, net of tax effect.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Liquidity

As shown in the accompanying financial statements, the Company recorded a net loss from continuing operations of $1,535,322 and $695,610 during the years ended December 31, 2008 and 2007, respectively. The Company’s total liabilities exceeded its total assets by $3,462,694 as of December 31, 2008.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. At December 31, 2008 and 2007, the Company did not have outstanding accounts or notes receivable from continuing operations.

Net income (loss) per share

The following reconciliation of net income and share amounts used in the computation of income (loss) per share for the year ended December 31, 2007:

Year Ended December 31, 2007
Net income used in computing basic net income per share	$27,940
Impact of assumed assumptions:
Amortization of debt discount (interest expense) on convertible debentures	233,815
Impact of equity classified as liability:
Gain on warrant liability and derivative to fair value	(657,349)
Net Income (loss) in computing diluted net income (loss) per share:	$(395,594)

The weighted average shares outstanding used in the basic net income per share computations for the year ended December 31, 2007 was 45,107, respectively. In determining the number of shares used in computing diluted loss per share, the Company added approximately 459,717 potentially dilutive securities for the year ended December 31, 2007. The potentially dilutive securities added were attributable to the warrants and convertible debentures outstanding. As a result, the diluted loss per share for the year ended December 31, 2007 was $14.00.

Derivative Financial Instruments

The Company’s derivative financial instruments consist of embedded derivatives related to the Secured Convertible Debentures (see Note F). These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the Note Agreement and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Any change in fair value inclusive of modifications of terms will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Conversion-related derivatives were valued using the intrinsic method and the warrants using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 569%; and risk free interest rate from 0.37% to 1.55%. The derivatives are classified as long-term liabilities.

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

Fair Values

In the first quarter of fiscal year 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157) as amended by FASB Statement of Position (FSP) FAS 157-1 and FSP FAS 157-2. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. FSP FAS 157-2 delays, until the first quarter of fiscal year 2009, the effective date for SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position or operations.

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

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

In December 2007, the FASB ratified the consensus in Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement.

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

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161, if any, will have on its consolidated financial position, results of operations or cash flows.

Recent accounting pronouncements (continued)

In April 2008, the FASB issued FSP No. FAS 142-3,”Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company is required to adopt FSP 142-3 on September 1, 2009, earlier adoption is prohibited. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company is currently evaluating the impact of FSP 142-3 on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) “ (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE B - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at December 31, 2008 and 2007 are as follows:

	2008	2007
Furniture and fixtures	$1,658	$1,658
Computer equipment	7,250	7,250
	8,908	8,908
Less: Accumulated depreciation	8,908	8,210

Net property and equipment	$-0-	$698

The total depreciation expense for the year ended December 31, 2008 and 2007 amounted to $698 and $1,707, respectively.

NOTE C - NOTES PAYABLE

Notes payable at December 31, 2008 and 2007 consists of the following:

	2008	2007
Note payable, due June 11, 2010; non interest bearing, unsecured	1,000,000	—

Notes payable, total monthly payments of $25,440 per month including interest at 6% per annum, due June 2008; unsecured	150,000	—

Notes payables-shareholders, accrues interest at 0% per annum, unsecured	39,948	39,948
	241,070	554,689
Less: current maturities:	(189,948)	(554,689)
	$1,000,000	$—

On December 11, 2008, the Company issued a promissory note payable due June 11, 2010 in connection with the acquisition of inventory. The note is non interest bearing and unsecured.

On December 26, 2008, the Company issued two $75,000 notes payable to former officers and shareholders in connection with the sale of certain operating subsidiaries. The notes bear interest of 6% per annum, payable in monthly installments of $12,720 including interest and are unsecured.

NOTE D - CONVERTIBLE NOTES PAYABLE

A summary of convertible promissory notes payable at December 31, 2008 and 2007 is as follows:

	December 31, 2008	December 31, 2007
10% convertible debenture, with related party, is payable on demand, unpaid principal together with accrued and unpaid interest is, at the option of the holder, convertible into shares of the Company’s common stock at a time or conversion price equal to fifty percent of the closing price of the Company’s common stock on the date of conversion. The Company has recorded $100,000 as a beneficial conversion discount-interest expense during the year ended December 31, 2003. In 2005, the note was converted to a non-interest bearing debenture.	$53,577	$53,577

10% convertible debenture with interest due quarterly subject to certain conditions, due three years from the date of the note. The holder has the option to convert unpaid principal to the Company’s common stock at the lower of (i) $0.14 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (see below)	532,135	690,350

	December 31, 2008	December 31, 2007
8% convertible debenture with interest due quarterly subject to certain conditions, due three years from the date of the note. The holder has the option to convert unpaid principal to the Company’s common stock at the lower of (i) $0.14 or (ii) 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (see below)	262,370	83,549

10% convertible debenture with interest due quarterly subject to certain conditions, due three years from the date of the note. The holder has the option to convert unpaid principal to the Company’s common stock at the lower of (i) $0.14 or (ii) 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (see below)	76,141	-0-

	924,223	827,476
Less: current maturities	(585,712)	(743,927)
	$338,511	$83,549

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

As of December 31, 2008, the Company issued to the investors Convertible Notes in a total amount of $2,000,000 in exchange for net proceeds of $1,635,667. The proceeds that the Company received were net of prepaid interest of $133,333 representing the first eight month’s interest calculated at 10% per annum for the aggregate of $2,000,000 of convertible notes, and related fees and costs of $255,000. Prepaid interest is amortized over the first eight months of the note and capitalized financing costs were amortized over the maturity period (three years) of the convertible notes.

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

For the years ended December 31, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $20,607 and $150,266, respectively.

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

As of December 31, 2008, the Company issued to the investors Convertible Notes in a total amount of $535,000 in exchange for net proceeds of $500,000. The proceeds that the Company received were net of related fees and costs of $35,000. Capitalized financing costs are amortized over the maturity period (three years) of the convertible notes.

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

For the years ended December 31, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $178,822 and $83,549, respectively.

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

As of December 31, 2008, the Company issued to the investors Convertible Notes in a total amount of $228,423 in exchange for reduction in interest liability of $228,423.

For the year ended December 31, 2008, the Company amortized the debt discount and charged $76,141 to interest expense.

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

The accompanying financial statements comply with current requirements relating to warrants and embedded derivatives as described in FAS 133, EITF 98-5 and 00-27, and APB 14 as follows:

●
The Company allocated the proceeds received between convertible debt and detachable warrants based upon the relative fair market values on the dates the proceeds were received. The fair values of the detachable warrants and the embedded derivatives were determined under the Black-Scholes option pricing formula and the intrinsic method, respectively

●
Subsequent to the initial recording, the increase (or decease) in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the increase (or decrease) in the intrinsic value of the embedded derivatives of the convertible debentures are recorded as adjustments to the liabilities at December 31, 2008 and 2007, respectively.

●
The expense relating to the increase (or decrease) in the fair value of the Company’s stock reflected in the change in the fair value of the warrants and derivatives is included as other income item as a gain or loss arising from convertible financing on the Company’s balance sheet.

●	Accreted principal of $924,223 and $827,476 as of December 31, 2008 and 2007, respectively.

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

In October 2008, the Company issued an aggregate of 5,333,400 shares of common stock in exchange for convertible notes payable of 3,200.

In November 2008, the Company issued an aggregate of 5,869,599 shares of common stock in exchange for convertible notes payable of 3,950.

In December 2008, the Company issued an aggregate of 3,202,899 shares of common stock in exchange for convertible notes payable of 2,882.

NOTE G – OPTIONS AND WARRANTS

Non-Employee Stock Options

On December 1, 2002, the Company issued 80,000 options to a consultant as incentive to enter into a consulting agreement with the Company for a period of one year. The 80,000 options vest quarterly over a period of three years with an exercise price of $.01 per share and a life of ten years from the date of grant.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants at December 31, 2008.

		Options Outstanding		Options Exercisable

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.001	27	3.92	$3.00	27	$27

Transactions involving stock options issued to consultants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2006	27	$3.00
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2007	27	3.00
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2008	27	$3.00

NOTE G – OPTIONS AND WARRANTS

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

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.02	3,333	5.54	$60.00	3,333	$60.00
$0.20	2,024	1.40	$600.00	2,024	$600.00
$0.35	2,024	1.40	$1,050.00.	2,024	$1,050.00
	7,381	3.32	$455.13	7,381

Transactions involving warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding as of January 1, 2007	4,048	$822.97
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding as of December 31, 2007	4,048	822.97
Granted	3,333	60.00
Exercised	—	—
Canceled or expired	—	—
Outstanding as of December 31, 2008	7,381	$455.13

NOTE H - RELATED PARTY TRANSACTIONS

On December 26, 2008, the Company sold subsidiaries KD Medical, Inc., Molecula, Inc., Molecularware, Inc. and LifeStem, Inc. to two officers and majority shareholders in exchange for 49,000,000 shares of the Company’s common stock, 5,000,000 shares of the Company’s preferred stock and promissory notes payables of $150,000.

From time to time the Company’s officers and shareholders advance funds to the Company. The notes payable-related parties balance outstanding was $39,948 as of December 31, 2008 and 2007, respectively. No formal arrangements or repayment terms exist (see Note C).

NOTE I - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2008 and 2007 are as follows:

	2008	2007
Accounts payable	$—	$152,313
Accrued salaries	—	456,540
Payroll liabilities	$178,430	178,430
Accrued Interest	167,981	256,499
	$346,411	$1,043,782

NOTE J - INCOME TAXES

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. A management estimates that at December 31, 2008, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $14,000,000, expiring in the year 2023, that may be used to offset future taxable income. Due to significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of December 31, 2008 and 2007 are as follows: Non current:

	2008	2007

Net operating loss carry forward	$3,500,000	$3,500,000
Valuation allowance	(3,500,000)	(3,500,000)
Net deferred tax asset	—	—

NOTE K - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share as of December 31 2008 and 2007, respectively:

	2008	2007
Income (loss) available for common shareholders	$2,732,822	$27,940
Basic income (loss) per share	$(0.02)	$0.00
Fully diluted income (loss) per share	$(0.02)	$(14.00)
Weighted average common shares outstanding-basic	78,721,208	45,107
Weighted average common shares-fully diluted	1,585,415,038	504,824

Net loss per share is based upon the weighted average shares of common stock outstanding.

NOTE L - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has employment agreements with key employees. In addition to salary and benefit provisions, the agreements include defined commitments should the employees terminate the employment with or without cause.

NOTE M- FAIR VALUE

SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2008:

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3 (A)
Assets:
None
Liabilities:
Derivative Liability	$(2,266,930)	$—	$		$(2,266,930)
Warrant Liability	$(15)	$—		$—	$(15)
Total	$(2,266,945)	$—		$—	$(2,266,945)

(A) Fair value is estimated based on internally-developed models or methodologies utilizing significant inputs that are unobservable from objective sources.

With the exception of assets and liabilities included within the scope of FSP FAS No. 157-2, we adopted the provisions of SFAS No. 157 prospectively effective as of the beginning of Fiscal 2008. For financial assets and liabilities included within the scope of FSP FAS No. 157-2, The Company is required to adopt the provisions of SFAS No. 157 prospectively as of the beginning of Fiscal 2009. The adoption of SFAS No. 157 did not have a material impact on our financial position or results of operations, and we do not believe that the adoption of FSP FAS No. 157-2 will have a material impact on our financial position or results of operations.

The table below presents a reconciliation of the beginning and ending balances of our derivative liability during the year ended December 31, 2008:

Derivative Liability:
Balance, January 1, 2008	$2,118,173
Net additions to derivative liability	$148,757
Balance, December 31, 2008	$2,266,930

The table below presents a reconciliation of the beginning and ending balances of our warrant liability during the year ended December 31, 2008:

Warrant Liability:
Balance, January 1, 2008	$55,336
Reductions to warrant liability	$(55,321)
Balance, December 31, 2008	$15

During the year ended December 31, 2008, the Company recognized a net unrealized gain of $134,954 in connection with the change in the derivative and warrant liability. The unrealized gain was credited to operations under the unrealized gain (loss) on change in fair value of derivative and warrant liability included in other income (expense).

NOTE N – DISCONTINUED OPERATIONS

During the fourth quarter 2008, KD Medical, Inc., Molecula, Inc., Molecularware, Inc. and LifeStem, Inc., wholly owned subsidiaries of the Company, met all the criteria of SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” to be classified as held for sale.

In December 2008, the Company concluded the sale of the stock of KD Medical, Inc., Molecula, Inc., Molecularware, Inc. and LifeStem, Inc. to officers and majority shareholders in exchange for 49,000,000 shares of the Company’s common stock, 5,000,000 shares of the Company’s preferred stock, net with a issuance of two promissory notes payable in an aggregate amount of $150,000, due in monthly installments over six months with interest of 6% per annum. The related gain on the sale of $1,009,241 was recorded as an adjustment to equity due to the related party transaction.

The net assets (liabilities) sold were as follows:

	December 31, 2008	December 31, 2007
Assets held for sale:
Cash	$3,854	$20,605
Accounts receivable, net	125,345	76,380
Inventory	238,611	214,855
Prepaid expenses	18,274	18,274
Property, plant and equipment, net	61,807	88,858
Total assets held for sale	$447,891	$418,972

	December 31, 2008	December 31, 2007
Held for sale liabilities:
Accounts payable and accrued expenses	$452.379	$216,639
Accrued consulting fees	753,510	456,540
Capital leases	42,165	65,531
Notes payable	111,579	201,122
Total held for sale liabilities	$1,359,633	$939,832

The subsidiaries are classified as a discontinued operation in accordance with SFAS No. 144. The Consolidated Statements of Operations for all prior periods have been reclassified to reflect the discontinuance of operations. The operating results of the subsidiaries for all periods are as follows:

	December 31, 2008	December 31, 2007
Net sales	$1,210,590	$1,148,529

Income (loss) before income taxes	33,508	723,550
(Provision) for income taxes	—	—

Discontinued operations, net of tax	$33,508	$723,550

NOTE O - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the years ended December 31, 2008 and 2007, the Company has incurred operating losses of $1,151,842 and $989,612, respectively. In addition, the Company has a deficiency in stockholder’s equity of $3,462,694 and $3,980,966 at December 31, 2008 and 2007, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

* Documents previously filed with the SEC