Form 10-Q
period 2009-03-31
LIFESTEM INTERNATIONAL, INC.
filed 2009-05-15
CIK 1156293

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Company’s telephone number: (209) 487-6449

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

As of May 13, 2009, the Company had 84,254,830 shares of common stock issued and outstanding.

INTERNATIONAL AEROSPACE ENTERPRISES, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Inventory	1,247,500	1,247,500
Total current assets	1,247,500	1,247,500

Other assets:
Unamortized financing costs, net of accumulated amortization and write off of $275,025 and $272,108, respectively	14,975	17,892

	$1,262,475	$1,265,392

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Cash overdraft	$—	$559
Accounts payable and accrued expenses	502,550	346,411
Notes payable, including $39,948 to related parties	189,948	189,948
Convertible notes payable	576,104	585,712
Total current liabilities	1,268,602	1,122,630

Long term debt, less current maturities:
Derivative liability related to convertible debentures	3,416,663	2,266,930
Warrant liability related to convertible debentures	62	15
Convertible notes payable	401,257	338,511
Long term debt	1,000,000	1,000,000
Total long term liabilities	4,817,982	3,605,456

Total liabilities	6,086,584	4,728,086

DEFICIENCY IN STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001 per share; 25,000,000 shares authorized; 7,430,000 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	7,430	7,430

Common stock, par value $0.001 per share; 300,000,000 shares authorized, 97,938,602 and 78,721,208 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	97,939	78,721
Additional paid in capital	9,529,531	9,539,140
Accumulated deficit	(14,459,009)	(13,087,985)
Total deficiency in stockholders’ equity	(4,824,109)	(3,462,694)
	$1,262,475	$1,265,392

See the accompanying notes to the unaudited condensed consolidated financial statements

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2009	2008
OPERATING EXPENSES:
Selling and administrative	123,858	209,244
Depreciation and amortization	—	184
Total operating expenses	123,858	209,428

LOSS FROM OPERATIONS	(123,858)	(209,428)

Unrealized gain (loss) on adjustment of derivative and warrant liability to fair value of underlying securities	(1,149,780)	(1,709,295)
Interest expense, net	(97,386)	(173,632)

Net Loss from continuing operations before income taxes and discontinued operations	(1,371,024)	(2,092,355)

Income taxes	—	—

Net Loss from continuing operations before discontinued operations	(1,371,024)	(2,092,355)

Income from discontinued operations, net of income tax provision of $-0-	—	46,609

NET LOSS	$(1,371,024)	$(2,045,746)

Basic income (loss) per share:
Continuing operations	$(0.02)	$(31.90)
Discontinued operations	—	0.71
Basic income (loss) per share:	$(0.03)	$(31.20)

Diluted income (loss) per share:
Continuing operations	$(0.02)	$(31.90)
Discontinued operations	—	0.71
Diluted income (loss) per share:	$(0.03)	$(31.20)

Weighted average number of common shares outstanding-basic	86,799,631	65,600

Weighted average number of common shares outstanding-fully diluted	86,799,631	65,600

See the accompanying notes to the unaudited condensed consolidated financial statements

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss from continuing operations	$(1,371,024)	$(2,092,355)
Net income from discontinued operations	—	46,609
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustments for depreciation and amortization	—	184
Preferred stock issud for compensation	—	252,000
Income derived from settlement of debt	9,609
Accretion of convertible notes payable	53,138	133,735
Unrealized losses (gains) on adjustment of derivative and warrant liability to fair value of underlying securities	1,149,780	1,709,295

Amortization and write off of financing costs	2,917	3,532
(Increase) decrease in:
Prepaid expenses		(1,524)
Increase (decrease) in:

Cash overdraft	(559)	—
Accounts payable and accrued expenses		(41,488)
Net cash provided by (used in) operating activities, discontinued operations	156,139	(51,596)
Net cash used in operating activities	—	(41,608)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in Investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (to) shareholders		(9,710)
Cash used in financing activities, discontinued operations	—	(12,451)
Net cash provided by financing activities	—	(22,161)

Net increase (decrease) in cash and cash equivalents	—	(63,769)
Cash and cash equivalents at beginning of period, continuing operations	—	111,150
Cash and cash equivalents at beginning of period, discontinued operations	—	23,473
Total cash and cash equivalents at beginning of period	—	134,623
Cash and cash equivalents at end of period	$—	$70,854

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$—	$—
Cash paid during the period for taxes	$—	$—
Unrealized (gain) loss on adjustment of derivative and warrant liability to fair value of underlying securities	$1,149,780	$1,709,295

NON - CASH FINANCING ACTIVITIES:
Preferred stock issued in exchange for services	$—	$252,000

See the accompanying notes to the unaudited condensed consolidated financial statements

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2008 financial statements and footnotes thereto included in the Company’s SEC Form 10-K.

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

International Aerospace Enterprise (formerly LifeStem International, Inc.) and Calbatech Inc, (formerly Traffic Technology Inc.) (“Company”) was organized on April 29, 2002 under the laws of the state of Nevada. The Company is a provider of military aircraft spare parts.

From its inception through the date of these financial statements the Company has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of December 31, 2008, the Company had accumulated losses of $13,087,985.

The consolidated financial statements include the accounts of the Company. All significant inter-company transactions and balances have been eliminated in consolidation.

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

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

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

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs”. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur expenditures on research and product development for the three month periods ended March 31, 2009 and 2008.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company did not incur advertising costs in continuing operations for the three month periods ended March 31, 2009 and 2008, respectively.

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

Total stock-based compensation expense recognized in the consolidated statement of earnings for the three months ended March 31, 2009 and 2008 was $0, net of tax effect.

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Liquidity

As shown in the accompanying financial statements, the Company recorded a net loss from continuing operations of $1,371,024 and $2,092,355 during the three month period ended March 31, 2009 and 2008, respectively. The Company’s total liabilities exceeded its total assets by $4,824,109 as of March 31, 2009.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. At March 31, 2009 and 2008, the Company did not have outstanding accounts or notes receivable from continuing operations.

Net Loss per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, “Earnings Per Share,” specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either anti-dilutive, or their effect is not material. Fully diluted shares outstanding were 86,799,631 and 65,600 for the three month period ended March 31, 2009 and 2008, respectively.

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

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

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

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS No. 141R in 2009 did not have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS No. 160 in 2009 did not have a material effect on its consolidated financial position, results of operations or cash flows.

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

The adoption of EITF 07-1in 2009 did not have a material effect on its consolidated financial position, results of operations or cash flows.

In June 2008, the FASB ratified the consensus on Emerging Issues Task Force (EITF) Issue 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” This issue addresses whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS No. 133, for purposes of determining whether the instrument should be classified as an equity instrument or accounted for as a derivative instrument. The provisions of EITF Issue No. 07-5 are effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be applied retrospectively through a cumulative effect adjustment to retained earnings for outstanding instruments as of that date. The adoption of EITF 07-05 did not have a material effect on its consolidated financial position, results of operations or cash flows.

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of SFAS No. 161 did not have a material effect on its consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3,“Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company is required to adopt FSP 142-3 on January 1, 2009, earlier adoption is prohibited. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The adoption of FSP No. FAS 142-3 did not have a material effect on its consolidated financial position, results of operations or cash flows.

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

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) “ (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The adoption of FSP APB 14-1 did not have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts”, which clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, including interim periods in that year. The Company does not expect the adoption of SFAS 163 to have a material effect on its consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP EITF No. 03-6-1 did not have a material effect on its consolidated financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This position clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. This position was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption had no impact on the Company’s consolidated financial statements.

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In December 2008, the FASB issued FSP 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which is effective for fiscal years ending after December 15, 2009. FSP 132(R)-1 requires disclosures about fair value measurements of plan assets that would be similar to the disclosures about fair value measurements required by SFAS 157. The Company is assessing the potential effect of the adoption of FSP 132(R)-1 on its consolidated financial statements.

In December 2008, the FASB issued FSP SFAS 140-4 and FIN 46(R)-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities. The FSP requires extensive additional disclosure by public entities with continuing involvement in transfers of financial assets to special-purpose entities and with variable interest entities (VIEs), including sponsors that have a variable interest in a VIE. This FSP became effective for the first reporting period ending after December 15, 2008 and did not have any material impact on the Company’s consolidated financial statements.

In January 2009, the FASB issued Financial Statement of Position (“FSP”) Issue No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF No. 99-20-1”). FSP EITF No. 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The Company adopted FSP EITF No. 99-20-1 and it did not have a material impact on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE B - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
Furniture and fixtures	$1,658	$1,658
Computer equipment	7,250	7,250
	8,908	8,908
Less: Accumulated depreciation	8,908	8,908

Net property and equipment	$-0-	$-0-

The total depreciation expense for the three month periods ended March 31, 2009 and 2008 amounted to $-0- and $184, respectively.

NOTE C - NOTES PAYABLE

Notes payable at March 31, 2009 and December 31, 2008 consists of the following:

	March 31, 2009	December 31, 2008

Note payable, due June 11, 2010; non interest bearing, unsecured	$1,000,000	$1,000,000

Notes payable, total monthly payments of $25,440 per month including interest at 6% per annum, due June 2008; unsecured, currently in default	150,000	150,000

Notes payables-shareholders, accrues interest at 0% per annum, unsecured	39,948	39,948
	1,241,070	1,241,070
Less: current maturities:	(189,948)	(189,948)
	$1,000,000	$1,000,000

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE C - NOTES PAYABLE (continued)

On December 11, 2008, the Company issued a promissory note payable due June 11, 2010 in connection with the acquisition of inventory. The note is non interest bearing and unsecured.

On December 26, 2008, the Company issued two $75,000 notes payable to former officers and shareholders in connection with the sale of certain operating subsidiaries. The notes bear interest of 6% per annum, payable in monthly installments of $12,720 including interest and are unsecured. The notes are currently in default.

NOTE D - CONVERTIBLE NOTES PAYABLE

A summary of convertible promissory notes payable at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
10% convertible debenture, with related party, is payable on demand, unpaid principal together with accrued and unpaid interest is, at the option of the holder, convertible into shares of the Company’s common stock at a time or conversion price equal to fifty percent of the closing price of the Company’s common stock on the date of conversion. The Company has recorded $100,000 as a beneficial conversion discount-interest expense during the year ended December 31, 2003. In 2005, the note was converted to a non-interest bearing debenture.	$53,577	$53,577

10% convertible debenture with interest due quarterly subject to certain conditions, due three years from the date of the note. The holder has the option to convert unpaid principal to the Company’s common stock at the lower of (i) $0.14 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (see below)	522,527	532,135

8% convertible debenture with interest due quarterly subject to certain conditions, due three years from the date of the note. The holder has the option to convert unpaid principal to the Company’s common stock at the lower of (i $0.14 or (ii 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (see below)	306,342	262,370

10% convertible debenture with interest due quarterly subject to certain conditions, due three years from the date of the note. The holder has the option to convert unpaid principal to the Company’s common stock at the lower of (i $0.14 or (ii 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (see below)	94,915	76,141
	977,361	924,223
Less current maturities	(576,104)	(585,712)
Long term portion	$401,157	$338,511

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE D - CONVERTIBLE NOTES PAYABLE (continue)

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

As of March 31, 2009, the Company issued to the investors Convertible Notes in a total amount of $2,000,000 in exchange for net proceeds of $1,635,667. The proceeds that the Company received were net of prepaid interest of $133,333 representing the first eight month’s interest calculated at 10% per annum for the aggregate of $2,000,000 of convertible notes, and related fees and costs of $255,000. Prepaid interest is amortized over the first eight months of the note and capitalized financing costs were amortized over the maturity period (three years) of the convertible notes.

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

For the three month periods ended March 31, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $-0- and $70,499, respectively.

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

As of March 31, 2009, the Company issued to the investors Convertible Notes in a total amount of $535,000 in exchange for net proceeds of $500,000. The proceeds that the Company received were net of related fees and costs of $35,000. Capitalized financing costs are amortized over the maturity period (three years) of the convertible notes.

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

For the three month periods ended March 31, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $43,793 and $44,461, respectively.

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

As of March 31, 2009, the Company issued to the investors Convertible Notes in a total amount of $228,423 in exchange for reduction in interest liability of $228,423.

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE D - CONVERTIBLE NOTES PAYABLE (continue)

For the three month periods ended March 31, 2009 and 2008, the Company amortized the debt discount and charged $18,774 and $18,774 to interest expense, respectively.

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

●	Accreted principal of $977,361 and $924,223 as of March 31, 2009 and December 31, 2008, respectively.

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

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE F - COMMON STOCK (continued)

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

In January 2009, the Company issued an aggregate of 6,405,798 shares of common stock in exchange for convertible notes payable of $3,201.

In February 2009, the Company issued 3,202,899 shares of common stock in exchange for convertible notes payable of $1,602.

In March 2009, the Company issued an aggregate of 9,608,697 shares of common stock in exchange for convertible notes payable of $$4,803.

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

		Options Outstanding		Options Exercisable

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.001	27	3.67	$3.00	27	$27

Transactions involving stock options issued to consultants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2007	27	$3.00
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2008	27	3.00
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at March 31, 2009	27	$3.00

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE G – OPTIONS AND WARRANTS (continued)

Warrants

The Company issued 3,333 warrants during the year ended December 31, 2007 in connection with the issuance of convertible notes payable (see note E). The Company did not grant any compensatory warrants during the three month periods ended March 31, 2009 and 2008. The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock.

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.02	3,333	5.29	$60.00	3,333	$60.00
$0.20	2,024	1.15	$600.00	2,024	$600.00
$0.35	2,024	1.15	$1,050.00.	2,024	$1,050.00
	7,381	3.07	$455.13	7,381

Transactions involving warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding as of January 1, 2008	4,048	$822.97
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding as of December 31, 2008	4,048	822.97
Granted	3,333	60.00
Exercised	—	—
Canceled or expired	—	—
Outstanding as of March 31, 2009	7,381	$455.13

NOTE H - RELATED PARTY TRANSACTIONS

On December 26, 2008, the Company sold subsidiaries KD Medical, Inc., Molecula, Inc., Molecularware, Inc. and LifeStem, Inc. to two officers and majority shareholders in exchange for 49,000,000 shares of the Company’s common stock, 5,000,000 shares of the Company’s preferred stock and promissory notes payables of $150,000.

From time to time the Company’s officers and shareholders advance funds to the Company. The notes payable-related parties balance outstanding was $39,948 as of March 31, 2009 and December 31, 2008. No formal arrangements or repayment terms exist (see Note C).

NOTE I - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Accrued fees	$121,500	$—
Payroll liabilities	178,430	178,430
Accrued Interest	202,620	167,981
	$502,550	$346,411

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE J - INCOME TAXES

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. A management estimates that at March 31, 2009, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $14,000,000, expiring in the year 2024, that may be used to offset future taxable income. Due to significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of March 31, 2009 and December 31, 2008 are as follows: Non current:

	March 31, 2009	December 31, 2008

Net operating loss carry forward	$3,500,000	$3,500,000
Valuation allowance	(3,500,000)	(3,500,000)
Net deferred tax asset	—	—

NOTE K - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share as of March 31, 2009 and 2008, respectively:

	March 31, 2009	2008
Income (loss) available for common shareholders	$2,732,822	$27,940
Basic income (loss) per share	$(0.02)	$0.00
Fully diluted income (loss) per share	$(0.02)	$(14.00)
Weighted average common shares outstanding-basic	78,721,208	45,107
Weighted average common shares-fully diluted	1,585,415,038	504,824

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

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE M- FAIR VALUE (continued)

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2009:

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3 (A)
Assets:
None
Liabilities:
Derivative Liability	$(3,416,663)	$—	$		$(3,416,663)
Warrant Liability	$(62)	$—		$—	$(62)
Total	$(3,416,725)	$—		$—	$(3,416,663)

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

The table below presents a reconciliation of the beginning and ending balances of our derivative liability during the year ended March 31, 2009:

Derivative Liability:
Balance, January 1, 2009	$2,266,930
Net additions to derivative liability	$1,149,795
Balance, March 31, 2009	$3,416,725

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE M- FAIR VALUE (continued)

The table below presents a reconciliation of the beginning and ending balances of our warrant liability during the year ended March 31, 2009:

Warrant Liability:
Balance, January 1, 2009	$15
Reductions to warrant liability	$47
Balance, March 31, 2009	$62

During the three month period ended March 31, 2009, the Company recognized a net unrealized loss of $1,149,780 in connection with the change in the derivative and warrant liability. The unrealized loss was charged to operations under the unrealized gain (loss) on change in fair value of derivative and warrant liability included in other income (expense).

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

The net assets (liabilities) sold were as follows:

December 31, 2008
Assets held for sale:
Cash	$3,854
Accounts receivable, net	125,345
Inventory	238,611
Prepaid expenses	18,274
Property, plant and equipment, net	61,807
Total assets held for sale	$447,891

December 31, 2008
Held for sale liabilities:
Accounts payable and accrued expenses	$452.379
Accrued consulting fees	753,510
Capital leases	42,165
Notes payable	111,579
Total held for sale liabilities	$1,359,633

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE N – DISCONTINUED OPERATIONS

The subsidiaries are classified as a discontinued operation in accordance with SFAS No. 144. The Consolidated Statements of Operations for all prior periods have been reclassified to reflect the discontinuance of operations. The operating results of the subsidiaries for all periods are as follows:

March 31, 2008
Net sales	$318,853

Income (loss) before income taxes	46,609
(Provision) for income taxes	—

Discontinued operations, net of tax	$46,609

NOTE O - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the three month periods ended March 31, 2009 and 2008, the Company has incurred operating losses of $1,371,024 and $2,092,355, respectively. In addition, the Company has a deficiency in stockholder’s equity of $4,824,109 and $3,462,694 at March 31, 2009 and December 31, 2008, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

General Overview

International Aerospace Enterprises Inc. (“IAE”, “we”, “ us”, or the “company”), specializes in the sales and marketing of military aircraft spare parts on a worldwide basis. The company has directly purchased finished military goods/manufactured aircraft parts with a retail value of approximately $11 million USD, and has either taken on consignment, developed option purchase agreements, or other business procedures and means and arranged for the marketing, sales and processing of bids amassed nearly $100,000,000.00 USD of military aircraft spare parts that meet the quality standards necessary to be sold to the military industrial complex serving the U.S. government and or its U.S. Allies. The company’s management intends to directly sell and market these military aircraft spare parts in concert with international marketing and sales companies already existing with a worldwide network of sales and marketing personnel.

Revenues

International Aerospace Enterprises, Inc. generated no revenues for the three months ended March 31, 2009. In same period during 2008, the Company had revenues from subsidiary companies that were no longer subsidiary companies as of December 31, 2008. Therefore, during the three months ended March 31, 2009 the Company had no revenue as compared to $318,853 for the same period in 2008. Management expects to begin generating revenue in the second quarter of 2009.

In the three months ended March 31, 2008, the Company had costs of revenues from subsidiary companies that were no longer subsidiary companies as of December 31, 2008. Therefore, there were no cost of revenues for the three months ended March 31, 2009.

Costs and Expenses

Total operating expenses decreased from $209,244 for the three month period ending March 31, 2009 to $123,858 for the three month period ending March 31, 2008, a decrease of 41%.

Net Income

Due primarily to an unrealized gain on adjustment of derivative and warrant liability to fair value of underlying securities relating to the convertible notes it obtained in 2005, the Company realized Net Income for the three months ended March 31, 2009 $1,371,024 as compared to a Net Loss of $2,045,746 at March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2009, the Company had current assets of cash, accounts receivable, and inventory totaling $1,247,500, and total assets of $1,262,475. These numbers compare to current assets of $1,247,500 and total assets of $1,265,392 as of December 31, 2008. For the three months ended March 31, 2009, we generated neutral cash flow from operating activities.

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

The independent auditors report on the Company’s December 31, 2008 financial statements included in this Form states that the Company’s recurring losses raise substantial doubts about the Company’s ability to continue as a going concern. Nevertheless, through the potential raising of capital and by adjusting its operations and development to the level of capitalization, management belives it will have the ability to raise sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

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

PROPERTIES

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

NUMBER OF EMPLOYEES

As of May 13, 2009, the Company has two employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. Other than through acquisition, we do not anticipate our employment base will significantly change during the next 12 months. As we continue to expand, we expect to incur additional costs for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information provided under this Item is contained in Note C under the caption of “Notes Payable”, in Note D, under the caption “Convertible Notes Payable” and in Note O, under the caption of “Going Concern Matters”, and furthermore contained within this Report as incorporated by reference herein.

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

Cautionary Factors that may Effect Future Results

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

Liquidity and Working Capital Risks; Need for Additional Capital toFinance Growth and Capital Requirements

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

Continued Control by Current Officers and Directors

As of May 13, 2009, the present officers and directors own approximately 74% of the outstanding shares of Common Stock, and therefore are in a strong position to elect Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of the Company, the appointment of officers, and the determination of officers’ salaries. Shareholders have no cumulative voting rights.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities.

The Registrant had no sales of unregistered securities during the three-month period ending March 31, 2009 other than disclosed within this Form 10Q, and in particular, Notes B and C to the Financial Statements.

Use of Proceeds.

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three-month period ending March 31, 2009 other than as disclosed herein.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Reports on Form 8-K. No reports on Form 8-K were filed during the three-month period covered in this Form 10-Q other than disclosed below.

(b)	Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Articles of Incorporation*
2.1.1	Articles of Amendment to Articles of Incorporation, dated September 16, 1998*
2.1.2	Articles of Amendment dated March 20, 2003*
2.1.3	Articles of Merger dated March 20, 2003 for redomicile *
2.1.3.1	Merger Agreement underlying Articles of Merger for redomicile *
2.1.4	Articles of Merger dated March 20, 2003 for merger of subsidiary, CalbaTech, Inc., into Parent, Traffic Technology, Inc. with name change to CalbaTech, Inc. post merger *
2.1.4.1	Merger Agreement underlying Articles of Merger for merger of Subsidiary and Parent and concurrent name change *
2.2	Bylaws of Traffic Technology, Inc., a Nevada Corporation *
6.1	Consulting Agreement with Pinnacle West Capital Corporation, dated May 30, 2000*
6.2	Distributor Agreement with Layton Solar, dated April 3, 2000*
6.2.1	Amendment to Distributor Agreement with Layton Solar, dated August 24, 2000*
6.3	Distributor Agreement with IMS Industries, dated March 17, 2000*
6.4	Distributor Agreement with Taiwan Signal Technologies Co., dated June 30, 2000*
6.5	Distributor Agreements with Artflex, Sinalizacao and Viaria Ltd., dated August 7, 2000*
6.6	Distributor Agreement with Supremetech Engineering Co. dated August 15, 2000*
6.7	Consulting Service Agreement for LED Traffic Signal Technology Transfer and Licensing with JCI Group, Inc. (China), dated January 8, 2001*
6.8	LED Single Lens Traffic Signal Technology Transfer and Consulting Service Agreement with JCI Group, Inc. Japan), dated April 25, 2001*
6.9	Form of Distributor Agreement (United States)*
10.1	Employment Agreement for James DeOlden *
10.2	Employment Agreement for Edward Deese *
10.3	Employment Agreement for John Gordon *
10.4	Employment Agreement for David Killen *
10.5	Asset Purchase Agreement (Zoval Enterprises) *
10.6	Agreement and Plan of Reorganization for the acquisition of Molecularware *
10.7	Agreement and Plan of Reorganization for the acquisition of Molecula *
10.8	Lease Agreement for KD Medical with Snowden First, LLC *
23.1	Consent of De Joya Griffith & Company, LLC (filed herein)
24.1	Power of Attorney (filed herein)
31.1	Rule 13a-14(a)/15d-14(a) Certification of John Peck (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Sylvia Quintero (filed herewith).
32.	Section 1350 Certification of John Peck and Sylvia Quintero (filed herewith).

* Documents previously filed with the SEC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature	Title	Date

/s/ John M. Peck	CEO/Director	May 13, 2009
John M. Peck

/s/ Sylvia C. Quintero	Treasurer	May 13, 2009
Sylvia C. Quintero