Form 10-Q
period 2009-06-30
International Aerospace Enterprises, Inc.
filed 2009-08-14
CIK 1156293

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

123 West Nye Lane, Suite 129, Carson City, Nevada 89706

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

As of August 14, 2009, the Company had 98,548,204 shares of common stock issued and outstanding.

INTERNATIONAL AEROSPACE ENTERPRISES, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Accounts receivable	$108,742	$-
Inventory	1,204,372	1,247,500
Total current assets	1,313,114	1,247,500

Other assets:
Unamortized financing costs, net of accumulated amortization and write off of $277,942 and $272,108, respectively	12,058	17,892

	$1,325,172	$1,265,392

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Cash overdraft	$-	$559
Accounts payable and accrued expenses	953,626	346,411
Notes payable, including $39,948 to related parties	1,189,948	189,948
Convertible notes payable	383,247	585,712
Total current liabilities	2,526,821	1,122,630

Long term debt, less current maturities:
Derivative liability related to convertible debentures	15,983,418	2,266,930
Warrant liability related to convertible debentures	12	15
Convertible notes payable	464,702	338,511
Long term debt	-	1,000,000
Total long term liabilities	16,448,132	3,605,456

Total liabilities	18,974,953	4,728,086

Commitments and contingencies

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred stock, par value $0.001 per share; 25,000,000 shares authorized; 6,430,000 and 7,430,000 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	6,430	7,430
Common stock, par value $0.001 per share; 300,000,000 shares authorized, 98,548,204 and 1,574,424 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively (See note F)	98,548	1,574
Additional paid in capital	25,372,111	9,616,287
Accumulated deficit	(43,126,870)	(13,087,985)
Total deficiency in stockholders' equity	(17,649,781)	(3,462,694)
	$1,325,172	$1,265,392
See the accompanying notes to the unaudited condensed consolidated financial statements

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
REVENUE	$108,742	$-	$108,742	$-
Cost of sales	43,128	-	43,128	-
Gross profit	65,614	-	65,614	-

OPERATING EXPENSES:
Selling and administrative	16,073,749	660,500	16,197,607	869,744
Depreciation and amortization	-	150	-	334
Total operating expenses	16,073,749	660,650	16,197,607	870,078

LOSS FROM OPERATIONS	(16,008,135)	(660,650)	(16,131,993)	(870,078)

Unrealized gain (loss) on adjustment of derivative and warrant liability to fair value of underlying securities	(12,566,705)	510,019	(13,716,485)	(1,199,276)
Interest expense, net	(93,021)	(176,518)	(190,408)	(350,150)

Net Loss from continuing operations before income taxes and discontinued operations	(28,667,861)	(327,149)	(30,038,885)	(2,419,504)

Income taxes	-	-	-	-

Net Loss from continuing operations before discontinued operations	(28,667,861)	(327,149)	(30,038,885)	(2,419,504)

Income from discontinued operations, net of income tax provision of $-0-	-	7,986	-	54,595

NET LOSS	$(28,667,861)	$(319,163)	$(30,038,885)	$(2,364,909)

Basic income (loss) per share:
Continuing operations	$(0.56)	$(0.61)	$(1.12)	$(9.06)
Discontinued operations	-	0.01	-	0.20
Basic income (loss) per share:	$(0.56)	$(0.60)	$(1.12)	$(8.86)

Diluted income (loss) per share:
Continuing operations	$(0.56)	$(0.61)	$(1.12)	$(9.06)
Discontinued operations	-	0.01	-	0.20
Diluted income (loss) per share:	$(0.56)	$(0.60)	$(1.12)	$(8.87)

Weighted average number of common shares outstanding-basic	51,480,970	532,745	26,745,898	267,033

Weighted average number of common shares outstanding-fully diluted	51,480,970	532,745	26,745,898	267,033

See the accompanying notes to the unaudited condensed consolidated financial statements

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(30,038,885)	$(2,419,504)
Net income from discontinued operations	-	54,595
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustments for depreciation and amortization	-	334
Common stock issued for services rendered	15,649,333	461,149
Preferred stock issued for compensation	-	267,340
Income derived from settlement of debt	202,465	246,815
Accretion of convertible notes payable	(76,274)	23,254
Unrealized losses (gains) on adjustment of derivative and warrant liability to fair value of underlying securities	13,716,485	1,199,276
Amortization and write off of financing costs	5,834	12,898
(Increase) decrease in:
Accounts receivable	(108,742)
Inventory	43,128
Prepaid expenses		5,000
Increase (decrease) in:
Cash overdraft	(559)	-
Accounts payable and accrued expenses	607,215	109,202
Net cash provided by (used in) operating activities, discontinued operations	-	(26,940)
Net cash used in operating activities	-	(66,581)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in Investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (to) shareholders		(33)
Cash used in financing activities, discontinued operations	-	(44,349)
Net cash provided by financing activities	-	(44,382)

Net increase (decrease) in cash and cash equivalents	-	(110,963)
Cash and cash equivalents at beginning of period, continuing operations	-	111,150
Cash and cash equivalents at beginning of period, discontinued operations	-	23,473
Total cash and cash equivalents at beginning of period	-	134,623
Cash and cash equivalents at end of period	$-	$23,660

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$2,388
Cash paid during the period for taxes	$-	$-
Unrealized (gain) loss on adjustment of derivative and warrant liability to fair value of underlying securities	$13,716,485	$1,199,276

NON - CASH FINANCING ACTIVITIES:
Preferred stock issued in exchange for services	$-	$267,340
Common stock issued for services rendered	$15,649,333	$246,815

See the accompanying notes to the unaudited condensed consolidated financial statements

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2008 financial statements and footnotes thereto included in the Company’s SEC Form 10-K.

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
JUNE 30, 2009

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

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Accounts Receivable

The Company assesses the realization of its receivables by performing ongoing credit evaluations of its customers' financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received. The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts and notes receivable was $-0- as of June 30, 2009 and December 31, 2008.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs”. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur expenditures on research and product development for the six month periods ended June 30, 2009 and 2008.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company did not incur advertising costs in continuing operations for the six month periods ended June 30, 2009 and 2008, respectively.

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

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

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

Total stock-based compensation expense recognized in the consolidated statement of earnings for the six months ended June 30, 2009 and 2008 was $0, net of tax effect.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Liquidity

As shown in the accompanying financial statements, the Company recorded a net loss from continuing operations of $30,038,885 and $2,419,504 during the six month period ended June 30, 2009 and 2008, respectively. The Company’s total liabilities exceeded its total assets by $17,649,781 as of June 30, 2009.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. At June 30, 2009 and 2008, the Company’s outstanding accounts receivable from continuing operations was $108,742 and $-0-, respectively.

Net Loss per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, “Earnings Per Share,” specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either anti-dilutive, or their effect is not material. Fully diluted shares outstanding were 205,806,081 and 3,878,840 for the three month period ended June 30, 2009 and 2008, respectively; and 181,071,009 and 3,613,128 for the six month period ended June 30, 2009 and 2008, respectively.

Derivative Financial Instruments

The Company’s derivative financial instruments consist of embedded derivatives related to the Secured Convertible Debentures (see Note F). These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the Note Agreement and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Any change in fair value inclusive of modifications of terms will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Conversion-related derivatives were valued using the intrinsic method and the warrants using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 650%; and risk free interest rate from 0.56% to 1.64%. The derivatives are classified as long-term liabilities.

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

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

New Accounting Pronouncements Effective January 1, 2009

SFAS No.161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. The new standard also improves transparency about how and why a company uses derivative instruments and how derivative instruments and related hedged items are accounted for under Statement No. 133. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We adopted SFAS No. 161 effective January 1, 2009 and addressed the relevant disclosures accordingly.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). In SFAS No. 160, the FASB established accounting and reporting standards that require non-controlling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained non-controlling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS No. 160 is effective for annual periods beginning on or after December 15, 2008. Retroactive application of SFAS No. 160 is prohibited. We adopted SFAS No. 160 effective January 1, 2009 which primarily resulted in moving the presentation of non-controlling interest to the “Stockholders’ equity” section of our condensed consolidated balance sheets.

EITF No. 07-1

In December 2007, the FASB issued EITF No. 07-1, “Accounting for Collaborative Arrangements” (“EITF No. 07-1”). EITF No. 07-1 prescribes the accounting for parties of a collaborative arrangement to present the results of activities for the party acting as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-1 clarified the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer.” EITF No. 07-1 is effective for collaborative arrangements that exist on January 1, 2009 and application is retrospective. We adopted EITF No. 07-1 effective January 1, 2009 and the adoption had no material effect on our financial position or results of operations.

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

New Accounting Pronouncements Effective January 1, 2009 (continued)

EITF No. 07-5

In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008. We adopted EITF No. 07-5 effective January 1, 2009 and the adoption resulted in our warrants with anti-dilutive provisions being classified as derivatives in accordance with FASB Statement No. 133.

Recently Issued Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following new accounting standards:

●
FASB Staff Position FAS No. 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, (“FSP FAS No. 157-4”) provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157.  FSP FAS No. 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. It is applicable to all assets and liabilities (i.e., financial and non-financial) and will require enhanced disclosures.

●
FASB Staff Positions FAS No. 115-2, FAS 124-2, and EITF No. 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP FAS No. 115-2, FAS No. 124-2, and EITF No. 99-20-2”) provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

●
FASB Staff Position FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS No. 107-1 and APB No. 28-1”) amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

These standards were effective for periods ending after June 15, 2009. The adoption of these accounting standards had no material effect on our financial position or results of operations.

SFAS No. 165

In May 2009, the FASB issued SFAS 165, “Subsequent Events”.  We adopted SFAS No. 165 for the Quarterly Report for the period ending June 30, 2009.  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, which are referred to as subsequent events. The statement clarifies existing guidance on subsequent events, including a requirement that a public entity should evaluate subsequent events through the issue date of the financial statements, the determination of when the effects of subsequent events should be recognized in the financial statement and disclosures regarding all subsequent events.  SFAS 165 also requires a public entity to disclose the date through which an entity has evaluated subsequent events.

SFAS No. 166

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140,” which eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for periods beginning after November 15, 2009. The Company is evaluating the impact of SFAS 166 on its consolidated financial statements.

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Recently Issued Accounting Standards (continued)

SFAS No. 167

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R),” which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated and requires additional disclosures. SFAS 167 is effective for periods beginning after November 15, 2009. The Company is evaluating the impact of SFAS 167 on its consolidated financial statements.

SFAS No. 168

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles,” which establishes the FASB Accounting Standards Codification™ (Codification) as the source of authoritative US GAAP recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also included in the Codification as sources of authoritative US GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this rule will not affect reported results of operations, financial condition or cash flows. The Company will implement SFAS 168 in its third quarter Form 10-Q by updating the previous FASB references to the Codification.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE B - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
Furniture and fixtures	$1,658	$1,658
Computer equipment	7,250	7,250
	8,908	8,908

Less: Accumulated depreciation	8,908	8,908

Net property and equipment	$-0-	$-0-

The total depreciation expense for the three month periods ended June 30, 2009 and 2008 amounted to $-0- and $150, respectively, and $-0- and $334 for the six months ended June 30, 2009 and 2008, respectively.

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE C - NOTES PAYABLE

Notes payable at June 30, 2009 and December 31, 2008 consists of the following:

	June 30, 2009	December 31, 2008

Note payable, due June 11, 2010; non interest bearing, unsecured	$1,000,000	$1,000,000

Notes payable, total monthly payments of $25,440 per month including interest at 6% per annum, due June 2008; unsecured, currently in default	150,000	150,000

Notes payables-shareholders, accrues interest at 0% per annum, unsecured	39,948	39,948
	1,189,948	1,189,948
Less: current maturities:	(1,189,948)	(189,948)
	$-	$1,000,000

On December 11, 2008, the Company issued a promissory note payable due June 11, 2010 in connection with the acquisition of inventory. The note is non interest bearing and is secured by 11,000,000 shares of the Company’s common stock.

On December 26, 2008, the Company issued two $75,000 notes payable to former officers and shareholders in connection with the sale of certain operating subsidiaries. The notes bear interest of 6% per annum, payable in monthly installments of $12,720 including interest and are unsecured. The notes are currently in default.

NOTE D - CONVERTIBLE NOTES PAYABLE

A summary of convertible promissory notes payable at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
10% convertible debenture, with related party, is payable on demand, unpaid principal together with accrued and unpaid interest is, at the option of the holder, convertible into shares of the Company’s common stock at a time or conversion price equal to fifty percent of the closing price of the Company’s common stock on the date of conversion. The Company has recorded $100,000 as a beneficial conversion discount-interest expense during the year ended December 31, 2003. In 2005, the note was converted to a non-interest bearing debenture.	$53,577	$53,577

10% convertible debenture with interest due quarterly subject to certain conditions, due three years from the date of the note. The holder has the option to convert unpaid principal to the Company’s common stock at the lower of (i) $0.14 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (see below)	329,670	532,135

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE D - CONVERTIBLE NOTES PAYABLE (continued)

	June 30, 2009	December 31, 2008
8% convertible debenture with interest due quarterly subject to certain conditions, due three years from the date of the note. The holder has the option to convert unpaid principal to the Company’s common stock at the lower of (i $0.14 or (ii 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (see below)	$350,804	$262,370

10% convertible debenture with interest due quarterly subject to certain conditions, due three years from the date of the note. The holder has the option to convert unpaid principal to the Company’s common stock at the lower of (i $0.14 or (ii 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (see below)	113,898	76,141
	847,949	924,223
Less current maturities	(383,247)	(585,712)
Long term portion	$464,702	$338,511

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

As of June 30, 2009, the Company issued to the investors Convertible Notes in a total amount of $2,000,000 in exchange for net proceeds of $1,635,667. The proceeds that the Company received were net of prepaid interest of $133,333 representing the first eight month’s interest calculated at 10% per annum for the aggregate of $2,000,000 of convertible notes, and related fees and costs of $255,000. Prepaid interest is amortized over the first eight months of the note and capitalized financing costs were amortized over the maturity period (three years) of the convertible notes.

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

For the six month periods ended June 30, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $-0- and $103,426, respectively

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE D - CONVERTIBLE NOTES PAYABLE (continued)

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

As of June 30, 2009, the Company issued to the investors Convertible Notes in a total amount of $535,000 in exchange for net proceeds of $500,000. The proceeds that the Company received were net of related fees and costs of $35,000. Capitalized financing costs are amortized over the maturity period (three years) of the convertible notes.

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

For the six month periods ended June 30, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $88,434 and $88,922, respectively.

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

As of June 30, 2009, the Company issued to the investors Convertible Notes in a total amount of $228,423 in exchange for reduction in interest liability of $228,423.

For the six month periods ended June 30, 2009 and 2008, the Company amortized the debt discount and charged $37,758 and $37,758 to interest expense, respectively.

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

The accompanying financial statements comply with current requirements relating to warrants and embedded derivatives as described in FAS 133, EITF 98-5 and 00-27, and APB 14 as follows:

●
The Company allocated the proceeds received between convertible debt and detachable warrants based upon the relative fair market values on the dates the proceeds were received. The fair values of the detachable warrants and the embedded derivatives were determined under the Black-Scholes option pricing formula and the intrinsic method, respectively

●
Subsequent to the initial recording, the increase (or decease) in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the increase (or decrease) in the intrinsic value of the embedded derivatives of the convertible debentures are recorded as adjustments to the liabilities at June 30, 2009 and December 31, 2008, respectively.

●
The expense relating to the increase (or decrease) in the fair value of the Company’s stock reflected in the change in the fair value of the warrants and derivatives is included as other income item as a gain or loss arising from convertible financing on the Company’s balance sheet.

●	Accreted principal of $847,949 and $924,223 as of June 30, 2009 and December 31, 2008, respectively.

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009

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

In May 2009, the shareholders of 1,000,000 shares of Preferred Stock converted to 10,000,000 of the Company’s common stock.

NOTE F - COMMON STOCK

On April 29, 2009, the Company affected a one-for-fifty (1 to 50) reverse stock split of its outstanding shares of common stock, $0.001 par value. All references in the consolidated financial statements and the notes to consolidated financial statements, number of shares, and share amounts have been retroactively restated to reflect the reverse split. The Company has restated from 78,721,208 to 1,574,424 shares of common stock issued and outstanding as of December 31, 2008 to reflect the reverse split.

In May 2008 the Company issued an aggregate of 460,722 shares of common stock for services rendered which represents the value of the services received and which did not differ materially from the value of the stock issued

In May 2008, the Company issued 41 shares of common stock in exchange for convertible notes payable of $1,815.

In June 2008, the Company issued an aggregate of 20,000 shares of common stock in exchange for convertible notes payable of $245,000.

In July 2008, the Company issued an aggregate of 30,000 shares of common stock in exchange for convertible notes payable of 9,000.

In August 2008, the Company issued an aggregate of 98,334 shares of common stock in exchange for convertible notes payable of $23,016.

In September 2008, the Company issued an aggregate of 132,002 shares of common stock in exchange for convertible notes payable of $27,001.

In October 2008, the Company issued an aggregate of 106,668 shares of common stock in exchange for convertible notes payable of $3,200.

In November 2008, the Company issued an aggregate of 117,392 shares of common stock in exchange for convertible notes payable of $3,950.

In December 2008, the Company issued an aggregate of 64,058 shares of common stock in exchange for convertible notes payable of $2,882.

In January 2009, the Company issued an aggregate of 128,116 shares of common stock in exchange for convertible notes payable of $3,201.

In February 2009, the Company issued 64,058 shares of common stock in exchange for convertible notes payable of $1,602.

In March 2009, the Company issued an aggregate of 192,174 shares of common stock in exchange for convertible notes payable of $4,803.

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE F - COMMON STOCK (continued)

In April 2009, the Company issued an aggregate of 161,604 shares of common stock in exchange for convertible notes payable of $15,352.

In May 2009 the Company issued an aggregate of 71,133,330 shares of common stock for services rendered which represents the value of the services received and which did not differ materially from the value of the stock issued

In June 2009, the Company issued an aggregate of 4,293,346 shares of common stock in exchange for convertible notes payable of $177,504.

NOTE G – OPTIONS AND WARRANTS

Non-Employee Stock Options

On December 1, 2002, the Company issued 80,000 options to a consultant as incentive to enter into a consulting agreement with the Company for a period of one year. The 80,000 options vest quarterly over a period of three years with an exercise price of $.01 per share and a life of ten years from the date of grant.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants at June 30, 2009.

		Options Outstanding		Options Exercisable

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.001	1	3.42	$150.00	1	$001

Transactions involving stock options issued to consultants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2007	1	$0.001
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2008	1	0.001
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at March 31, 2009	1	$0.001

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE, 2009

NOTE G – OPTIONS AND WARRANTS (continued)

Warrants

The Company issued 67 warrants during the year ended December 31, 2007 in connection with the issuance of convertible notes payable (see note E). The Company did not grant any compensatory warrants during the six month periods ended June 30, 2009 and 2008. The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock.

	Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price		Number Exercisable	Weighted Average Exercise Price
$0.02	67	5.04		$0.02	67	$0.02
$0.20	40	0.90		$0.20	40	$0.20
$0.35	40	0.90		$0.35	40	$0.90
	147	2.82	$		147

Transactions involving warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding as of January 1, 2008	147	$0.17
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding as of December 31, 2008	147	0.17
Granted	-	-
Exercised	—	—
Canceled or expired	—	—
Outstanding as of March 31, 2009	147	$0.17

NOTE H - RELATED PARTY TRANSACTIONS

On December 26, 2008, the Company sold subsidiaries KD Medical, Inc., Molecula, Inc., Molecularware, Inc. and LifeStem, Inc. to two officers and majority shareholders in exchange for 49,000,000 shares of the Company’s common stock, 5,000,000 shares of the Company’s preferred stock and promissory notes payables of $150,000.

From time to time the Company’s officers and shareholders advance funds to the Company. The notes payable-related parties balance outstanding was $39,948 as of June 30, 2009 and December 31, 2008. No formal arrangements or repayment terms exist (see Note C).

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE I - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Accrued fees	$543,000	$—
Payroll liabilities	178,430	178,430
Accrued Interest	232,196	167,981
	$953,626	$346,411

 NOTE J - INCOME TAXES

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. A management estimates that at June 30, 2009, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $43,000,000, expiring in the year 2024, that may be used to offset future taxable income. Due to significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of June 30, 2009 and December 31, 2008 are as follows: Non current:

	June 30, 2009	December 31, 2008

Net operating loss carry forward	$15,000,000	$3,500,000
Valuation allowance	(15,000,000)	(3,500,000)
Net deferred tax asset	—	—

NOTE K - COMMITMENTS AND CONTINGENCIES

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
JUNE 30, 2009

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2009:

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3 (A)
Assets:
None
Liabilities:
Derivative Liability	$(15,983,418)	$—	$		$(15,983,418)
Warrant Liability	$(12)	$—		$—	$(12)
Total	$(15,983,430)	$—		$—	$(15,983,430)

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

The table below presents a reconciliation of the beginning and ending balances of our derivative liability during the six months ended June 30, 2009:

Derivative Liability:
Balance, January 1, 2009	$2,266,930
Net additions to derivative liability	$13,716,488
Balance, June 30, 2009	$15,983,418

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE M- FAIR VALUE (continued)

The table below presents a reconciliation of the beginning and ending balances of our warrant liability during the year ended June 30, 2009:

Warrant Liability:
Balance, January 1, 2009	$15
Reductions to warrant liability	$(3)
Balance, March 31, 2009	$12

During the six month period ended June 30, 2009, the Company recognized a net unrealized loss of $13,716,485 in connection with the change in the derivative and warrant liability. The unrealized loss was charged to operations under the unrealized gain (loss) on change in fair value of derivative and warrant liability included in other income (expense).

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
JUNE 30, 2009

NOTE N – DISCONTINUED OPERATIONS

The subsidiaries are classified as a discontinued operation in accordance with SFAS No. 144. The Consolidated Statements of Operations for all prior periods have been reclassified to reflect the discontinuance of operations. The operating results of the subsidiaries for all periods are as follows:

	Three months ended	Six months ended
	June 30, 2008	June 30, 2008
Net sales	$293,765	$612,618

Income (loss) before income taxes	7,986	54,595
(Provision) for income taxes	—	—

Discontinued operations, net of tax	$7,986	54,595

NOTE O - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the six month periods ended June 30, 2009 and 2008, the Company has incurred operating losses of $30,308,885 and $2,364,909, respectively. In addition, the Company has a deficiency in stockholder’s equity of $17,649,781 and $3,462,694 at June 30, 2009 and December 31, 2008, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Revenues

International Aerospace Enterprises, Inc. generated $108,742 in revenues for the three and six months ended June 30, 2009. In same period during 2008, the Company had revenues only through from subsidiary companies that were no longer subsidiary companies as of December 31, 2008.

In the three and six months ended June 30, 2009, the Company had costs of goods sold of $43,128 netting a gross profit of $65,614 or 60.3% of sales.

Costs and Expenses

Total operating expenses increased to $16,073,749 from $660,500 for the three month period ending June 30, 2009 as compared to the same period last year and from $16167, 607 from $870,078 for the six month period ending June 30, 2009 as compared to the same period last year.  The increase is primarily due to stock based compensation issued during the three months ended June 30, 2009 of $15,649,333.

Other Income and Expenses

We incurred a non cash expense for change in the fair value of our debt derivatives of $12,566,705 for the three months ended June 30, 2009 as compared to a non cash gain of $510,019 for the same period last year.  For the six months ended June 30, 2009, our non cash expense was $13,716,485 compared to an expense of $1,199,276 for the six months ended June 30, 2008.

Interest expense was $93,021 and $190,408 for the three months ended June 30, 2009 and 2008, respectively and $190,408 and $350,150 for the six months ended June 30, 2009 and 2008, respectively.  The decreases reflect a lower debt and discount amortization in 2009 as compared as compared to the same period last year.

Net Loss

Due primarily to an unrealized loss on adjustment of derivative and warrant liability to fair value of underlying securities relating to the convertible notes it obtained in 2005 and 2007 and stock based compensation issued, the Company realized a net loss for the three months ended June 30, 2009 $28,667,861 as compared to a net loss of $319,163 at June 30, 2008 and $30,038,885 and $2,364,909 for the six months ended June 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

As of June 30, 2009, the Company had current assets of accounts receivable and inventory totaling $1,313,114, and total assets of $1,325,172. These numbers compare to current assets of $1,247,500 and total assets of $1,265,392 as of December 31, 2008. For the three months ended March 31, 2009, we generated neutral cash flow from operating activities.

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

IAE currently owns approximately $1,204,372 of in-house inventory and has under option purchase contracts or consignment agreements of approximately $100 million USD in aircraft spare parts. The company is also in negotiations with several entities in order to access additional military spare parts inventory. The company’s owned inventory is currently warehoused in Covina, California. The company intends to relocate its corporate office and parts warehouse to a new location of approximately 10,000 too 15,000 sq. feet and is looking in the area of either Rancho Cucamonga or Ontario, California. They are negotiating for modern offices and warehouse manufacturing space that is climate controlled, sprinkler equipped, and equipped with electronic surveillance security system.

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

NUMBER OF EMPLOYEES

As of August 11, 2009, 2009, the Company has two employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. Other than through acquisition, we do not anticipate our employment base will significantly change during the next 12 months. As we continue to expand, we expect to incur additional costs for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Continued Control by Current Officers and Directors

As of August 11, 2009, the present officers and directors own approximately 74% of the outstanding shares of Common Stock, and therefore are in a strong position to elect Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of the Company, the appointment of officers, and the determination of officers’ salaries. Shareholders have no cumulative voting rights.

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

* Documents previously filed with the SEC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature	Title	Date

/s/ John M. Peck	CEO/Director	August 14, 2009
John M. Peck

/s/ Sylvia C. Quintero	Treasurer	August 14, 2009
Sylvia C. Quintero