Form 10-Q
period 2009-09-30
International Aerospace Enterprises, Inc.
filed 2009-11-16
CIK 1156293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                Yes ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

As of November 16, 2009, the Company had  138,990,177  shares of common stock issued and outstanding.

INTERNATIONAL AEROSPACE ENTERPRISES, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$474	$-
Accounts receivable	32,007	-
Inventory	1,168,074	1,247,500
Total current assets	1,200,555	1,247,500

Other assets:
Unamortized financing costs, net of accumulated amortization and write off of $280,858 and $272,108, respectively	9,142	17,892

	$1,209,697	$1,265,392

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Cash overdraft	$-	$559
Accounts payable and accrued expenses	802,649	346,411
Advances from related parties	16,200	-
Notes payable, related parties	1,044,512	189,948
Convertible notes payable	756,169	585,712
Total current liabilities	2,619,530	1,122,630

Long term debt, less current maturities:
Derivative liability related to convertible debentures	1,440,434	2,266,930
Warrant liability related to convertible debentures	1	15
Convertible notes payable	133,091	338,511
Long term debt	-	1,000,000
Total long term liabilities	1,573,526	3,605,456

Total liabilities	4,193,056	4,728,086

Commitments and contingencies

DEFICIENCY IN STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share; 25,000,000 shares authorized; 6,430,000 and 7,430,000 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	6,430	7,430
Common stock, par value $0.001 per share; 300,000,000 shares authorized, 115,082,150 and 1,574,424 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively (See note F)	115,082	1,574
Additional paid in capital	25,533,027	9,616,287
Accumulated deficit	(28,637,898)	(13,087,985)
Total deficiency in stockholders' deficit	(2,983,359)	(3,462,694)
	$1,209,697	$1,265,392
See the accompanying notes to the unaudited condensed consolidated financial statements

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
REVENUE	$68,700	$-	$177,442	$-
Cost of sales	36,299	-	79,427	-
Gross profit	32,401	-	98,015	-

OPERATING EXPENSES:
Selling and administrative	88,341	153,024	16,285,948	1,022,768
Depreciation and amortization	-	308	-	642
Total operating expenses	88,341	153,332	16,285,948	1,023,410

LOSS FROM OPERATIONS	(55,940)	(153,332)	(16,187,933)	(1,023,410)

Unrealized gain (loss) on adjustment of derivative and warrant liability to fair value of underlying securities	14,792,995	1,399,831	1,076,510	200,555
Interest expense, net	(248,082)	(105,280)	(438,490)	(455,430)

Net income (loss) from continuing operations before income taxes and discontinued operations	14,488,972	1,141,219	(15,549,913)	(1,278,285)

Income taxes	-	-	-	-

Net income (loss) from continuing operations before discontinued operations	14,488,972	1,141,219	(15,549,913)	(1,278,285)

Income from discontinued operations, net of income tax provision of $-0-	-	52,119	-	106,714

NET INCOME (LOSS)	$14,488,972	$1,193,338	$(15,549,913)	$(1,171,571)

Basic income (loss) per share:
Continuing operations	$0.14	$1.03	$(0.16)	$(2.33)
Discontinued operations	-	0.05	-	0.19
Basic income (loss) per share:	$0.14	$1.08	$(0.16)	$(2.14)

Diluted income (loss) per share:
Continuing operations	$(0.00)	$(0.19)	$(0.17)	$(2.50)
Discontinued operations	-	0.05	-	0.19
Diluted loss per share:	$(0.00)	$(0.14)	$(0.17)	$(2.31)

Weighted average number of common shares outstanding-basic	103,165,215	1,113,055	98,548,204	549,040

Weighted average number of common shares outstanding-fully diluted	103,165,215	1,113,055	98,548,204	549,040

See the accompanying notes to the unaudited condensed consolidated financial statements

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(15,549,913)	$(1,278,285)
Net income from discontinued operations	-	106,714
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustments for depreciation and amortization	-	643
Common stock issued for services rendered	15,649,333	461,149
Preferred stock issued for compensation	-	267,340
Income derived from settlement of debt	379,915	305,832
Accretion of convertible notes payable	(34,963)	42,638
Unrealized losses (gains) on adjustment of derivative and warrant liability to fair value of underlying securities	(1,076,510)	(200,521)
Amortization and write off of financing costs	8,750	17,439
(Increase) decrease in:
Accounts receivable	(177,443)
Inventory	79,426
Prepaid expenses		5,000
Increase (decrease) in:
Cash overdraft	(559)	-
Accounts payable and accrued expenses	706,238	277,541
Net cash provided by (used in) operating activities, discontinued operations	-	(34,561)
Net cash used in operating activities	(15,726)	(29,071)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in Investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (to) shareholders	16,200	(33)
Cash used in financing activities, discontinued operations	-	(66,629)
Net cash provided by financing activities	16,200	(66,662)

Net increase (decrease) in cash and cash equivalents	474	(95,733)
Cash and cash equivalents at beginning of period, continuing operations	-	111,150
Cash and cash equivalents at beginning of period, discontinued operations	-	23,473
Total cash and cash equivalents at beginning of period	-	134,623
Cash and cash equivalents at end of period	$474	$38,890

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$2,388
Cash paid during the period for taxes	$-	$-
Unrealized (gain) loss on adjustment of derivative and warrant liability to fair value of underlying securities	$(1,076,510)	$(200,521)

NON - CASH FINANCING ACTIVITIES:
Preferred stock issued in exchange for services	$-	$267,340
Common stock issued for services rendered	$15,649,333	$305,832

See the accompanying notes to the unaudited condensed consolidated financial statements

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2008 financial statements and footnotes thereto included in the Company’s Annual Report on SEC Form 10-K.

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

International Aerospace Enterprise (formerly LifeStem International, Inc) and Calbatech Inc), (“Company”) was organized on April 29, 2002 under the laws of the state of Nevada. The Company is a provider of military aircraft spare parts.

From its inception through the date of these financial statements the Company has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of December 31, 2008, the Company had accumulated deficit of $28,637,898.

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

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Total consideration paid was comprised of the following:

Net assets received:
Inventory	$1,247,500

Consideration:
Fair value of common stock	$122,500
Fair value of preferred stock	125,000
Liabilities assumed	1,000,000

Total consideration:	$1,247,500

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”). ASC 605-10 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing ASC 605-25 on the Company’s financial position and results of operations was not significant.

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

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, plant and equipment (“ASC 360-10”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

 Accounts Receivable

The Company assesses the realization of its receivables by performing ongoing credit evaluations of its customers' financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received. The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts and notes receivable was $-0- as of September 30, 2009 and December 31, 2008.

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur expenditures on research and product development for the nine month periods ended September 30, 2009 and 2008.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company did not incur advertising costs in continuing operations for the nine month periods ended September 30, 2009 and 2008, respectively.

Comprehensive Income

The Company adopted Accounting Standards Codification subtopic 220-10, Comprehensive Income (“ASC 220-10”) which establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities. The Company does not have any items of comprehensive income in any of the periods presented.

Segment information

Accounting Standards Codification subtopic Segment Reporting 280-10 (“ASC 280-10”) which establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders.  ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company applies the management approach to the identification of our reportable operating segment as provided in accordance with ASC 280-10. The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”). The Company made no employee stock-based compensation grants before December 31, 2005 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006. Stock-based compensation expense recognized under ASC 718-10 for the three month and nine month periods ended September 30, 2009 was $-0- and $15,649,333, respectively and $-0- and $728,489 for the three and nine month period ended September 30, 2008, respectively.

 INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Liquidity

As shown in the accompanying financial statements, the Company recorded a net loss from continuing operations of $15,549,913 and $1,278,285 during the nine month period ended September 30, 2009 and 2008, respectively. The Company’s total liabilities exceeded its total assets by $2,983,359 as of September 30, 2009.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. At September 30, 2009 and 2008, the Company’s outstanding accounts receivable from continuing operations was $32,007 and $-0-, respectively.

Net Loss per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Conversions of convertible debt, stock options and warrants have been excluded as common stock equivalents in the diluted losses per share because they are either anti-dilutive, or their effect is not material. However, for diluted earnings per share, if such conversions, stock options and warrants had been included in the determination, the outstanding fully diluted shares would have been 229,823,343 and 24,849,657 for the three month period ended September 30, 2009 and 2008, respectively and 225,206,332 and 24,285,642 for the nine month period ended September 30, 2009 and 2008, respectively.

For the three months ended September 30, 2008 the calculation of fully diluted earnings per share results would result in a loss for the period after reducing the earnings for the "gain on change in derivative liability," thus having the effect on common stock equivalents as being anti-dilutive.

Derivative Financial Instruments

The Company’s derivative financial instruments consist of embedded derivatives related to the convertible debentures (see Note E). These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the Note Agreement and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity (“ASC 815-40”),” as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Any change in fair value inclusive of modifications of terms will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Conversion-related derivatives were valued using the intrinsic method and the warrants using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 610%; and risk free interest rate from 0.18% to 1.45%. The derivatives are classified as long-term liabilities.

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Registration rights

In with raising capital through the issuance of Convertible Notes, the Company has issued convertible debentures and warrants  that have registration rights with liquidated damages for the underlying shares. As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to ASC 815-40, the net value of the of the underlying embedded derivative and warrants at the date of issuance was recorded as liabilities on the balance sheet. Liquidated damages are estimated and accrued as a liability at each reporting date.

Fair Values

In the first quarter of fiscal year 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”).  ASC 820-10 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. ASC 820-10 delays, until the first quarter of fiscal year 2009, the effective date for ASC 820-10 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of ASC 820-10 did not have a material impact on the Company’s financial position or operations. Refer to Footnote 9 for further discussion regarding fair valuation.

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also required disclosure of the date through which subsequent events are evaluated by management.  ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively.  Because ASC Topic 855 impacted the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our results of operations or financial condition.  See Note P for disclosures regarding our subsequent events.

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstance, the fair value of such investments may be determined using net asset value (NAV) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. ASU No. 2009-13 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). ASU No. 2009-14 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE B - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
Furniture and fixtures	$1,658	$1,658
Computer equipment	7,250	7,250
	8,908	8,908

Less: Accumulated depreciation	8,908	8,908

Net property and equipment	$-0-	$-0-

The total depreciation expense for the three month periods ended September 30, 2009 and 2008 amounted to $-0- and $308, respectively, and $-0- and $642 for the nine months ended September 30, 2009 and 2008, respectively.

NOTE C - NOTES PAYABLE

Notes payable at September 30, 2009 and December 31, 2008 consists of the following:

	September 30, 2009	December 31, 2008

Note payable, due June 11, 2010; non interest bearing, unsecured	$854,564	$1,000,000

Notes payable, total monthly payments of $25,440 per month including interest at 6% per annum, due June 2008; unsecured, currently in default	150,000	150,000

Notes payables-shareholders, accrues interest at 0% per annum, unsecured	39,948	39,948
	1,044,512	1,189,948
Less: current maturities:	(1,044,512)	(189,948)
	$-	$1,000,000

On December 11, 2008, the Company issued a promissory note payable due June 11, 2010 in connection with the acquisition of inventory. The note is non interest bearing and is secured by 11,000,000 shares of the Company’s common stock.  Proceeds from accounts receivable of $145,436 has been paid directly to the note holder to reduce the obligation.

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE C - NOTES PAYABLE (continued)

On December 26, 2008, the Company issued two $75,000 notes payable to former officers and shareholders in connection with the sale of certain operating subsidiaries. The notes bear interest of 6% per annum, payable in monthly installments of $12,720 including interest and are unsecured. The notes are currently in default.

NOTE D - CONVERTIBLE NOTES PAYABLE

A summary of convertible promissory notes payable at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
10% convertible debenture, with related party, is payable on demand, unpaid principal together with accrued and unpaid interest is, at the option of the holder, convertible into shares of the Company’s common stock at a time or conversion price equal to fifty percent of the closing price of the Company’s common stock on the date of conversion. The Company has recorded $100,000 as a beneficial conversion discount-interest expense during the year ended December 31, 2003. In 2005, the note was converted to a non-interest bearing debenture.	$53,577	$53,577

10% convertible debenture with interest due quarterly subject to certain conditions, due three years from the date of the note. The holder has the option to convert unpaid principal to the Company’s common stock at the lower of (i) $0.14 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (see below)1	289,887	532,135

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE D - CONVERTIBLE NOTES PAYABLE (continued)

	September 30, 2009	December 31, 2008
8% convertible debenture with interest due quarterly subject to certain conditions, due three years from the date of the note. The holder has the option to convert unpaid principal to the Company’s common stock at the lower of (i $0.14 or (ii 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (see below)2	$395,753	$262,370

10% convertible debenture with interest due quarterly subject to certain conditions, due three years from the date of the note. The holder has the option to convert unpaid principal to the Company’s common stock at the lower of (i $0.14 or (ii 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (see below)3	133,091	76,141

8% convertible debentures with interest due at maturity subject to certain conditions, due one year from the date of the note. The holder has the option to convert unpaid principal to the Company’s common stock at 50% of the average of the five lowest intraday trading prices for the common stock on a principal market before, but not including, conversion date. The convertible notes are unsecured.4	16,952	-
	889,260	924,223
Less current maturities	(756,169)	(585,712)
Long term portion	$133,091	$338,511

1.  The Company entered into a Securities Purchase Agreement with four accredited investors on May 23, 2005 for the issuance of an aggregate of $2,000,000 of convertible notes (“Convertible Notes”), and attached to the Convertible Notes were warrants to purchase 12,143,290 shares of the Company’s common stock. The Convertible Notes accrue interest at 10% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.14 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. The effective interest rate at the date of inception was 23.47% per annum.

 INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE D - CONVERTIBLE NOTES PAYABLE (continued)

As of September 30, 2009, the Company issued to the investors Convertible Notes in a total amount of $2,000,000 in exchange for net proceeds of $1,635,667. The proceeds that the Company received were net of prepaid interest of $133,333 representing the first eight month’s interest calculated at 10% per annum for the aggregate of $2,000,000 of convertible notes, and related fees and costs of $255,000. Prepaid interest is amortized over the first eight months of the note and capitalized financing costs were amortized over the maturity period (three years) of the convertible notes.

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

For the nine month periods ended September 30, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $-0- and $120,362, respectively

2.  The Company entered into a Securities Purchase Agreement with four accredited investors on July 13, 2007 for the issuance of an aggregate of $535,000 of convertible notes (“Convertible Notes”), and attached to the Convertible Notes were warrants to purchase 10,000,000 shares of the Company’s common stock. The Convertible Notes accrue interest at 8% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.14 or (ii) 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. The effective interest rate at the date of inception was 63.23% per annum.

As of September 30, 2009, the Company issued to the investors Convertible Notes in a total amount of $535,000 in exchange for net proceeds of $500,000. The proceeds that the Company received were net of related fees and costs of $35,000. Capitalized financing costs are amortized over the maturity period (three years) of the convertible notes.

3.  The Company’s identified embedded derivatives related to the Securities Purchase Agreement entered into on July 13, 2007. These embedded derivatives included certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company allocate the relative fair values of the derivatives and related warrants as of the inception date of the Securities Purchase Agreement up to the proceeds amount and to fair value as of each subsequent balance sheet date. At the inception of the Securities Purchase Agreement, the Company allocated $467,310 and $67,690 to the embedded derivatives and related warrants, respectively.

For the nine month periods ended September 30, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $133,384 and $133,872, respectively.

 INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

As of September 30, 2009, the Company issued to the investors Convertible Notes in a total amount of $228,423 in exchange for reduction in interest liability of $228,423.

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

For the nine month periods ended September 30, 2009 and 2008, the Company amortized the debt discount and charged $56,949 and $56,949 to interest expense, respectively.

4.  On August 6, 2009, the Company issued two convertible debentures to accredited investors for an aggregate of $250,000 of convertible notes (“Convertible Notes”). The Convertible Notes accrue interest at 8% per annum, payable at maturity, and are due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of 50% of the average of the five lowest intraday trading prices for the common stock on a principal market before but not including conversion date. The effective interest rate at the date of inception was indeterminable.

The accompanying financial statements comply with current requirements relating to warrants and embedded derivatives as described in Accounting Standards Codification subtopic 815-10, Derivatives and Hedging and ASC 470-20 as follows:

●
The Company allocated the proceeds received between convertible debt and detachable warrants based upon the relative fair market values on the dates the proceeds were received. The fair values of the detachable warrants and the embedded derivatives were determined under the Black-Scholes option pricing formula and the intrinsic method, respectively

●
Subsequent to the initial recording, the increase (or decrease) in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the increase (or decrease) in the intrinsic value of the embedded derivatives of the convertible debentures are recorded as adjustments to the liabilities at September 30, 2009 and December 31, 2008, respectively.

●
The expense relating to the increase (or decrease) in the fair value of the Company’s stock reflected in the change in the fair value of the warrants and derivatives is included as other income item as a gain or loss arising from convertible financing on the Company’s balance sheet.

●	Accreted principal of $889,260 and $924,223 as of September 30, 2009 and December 31, 2008, respectively.

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE F - COMMON STOCK (continued)

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

In July 2009, the Company issued an aggregate of 1,500,000 shares of common stock in exchange for convertible notes payable of $7,800.

In August 2009, the Company issued an aggregate of 3,293,380 shares of common stock in exchange for convertible notes payable of $50,000.

In September 2009, the Company issued an aggregate of 11,740,566 shares of common stock in exchange for convertible notes payable of $119,650.

NOTE G – OPTIONS AND WARRANTS

Non-Employee Stock Options

On December 1, 2002, the Company issued 80,000 options to a consultant as incentive to enter into a consulting agreement with the Company for a period of one year. The 80,000 options vest quarterly over a period of three years with an exercise price of $.01 per share and a life of ten years from the date of grant.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants at September 30, 2009.

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE G – OPTIONS AND WARRANTS (continued)

		Options Outstanding		Options Exercisable

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.001	1	3.17	$150.00	1	$001

Transactions involving stock options issued to consultants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2007	1	$0.001
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2008	1	0.001
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at September 30, 2009	1	$0.001

Warrants

The Company issued 67 warrants during the year ended December 31, 2007 in connection with the issuance of convertible notes payable (see note E). The Company did not grant any compensatory warrants during the nine month periods ended September 30, 2009 and 2008. The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock.

	Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price		Number Exercisable	Weighted Average Exercise Price
$0.02	67	4.79		$0.02	67	$0.02
$0.20	40	0.65		$0.20	40	$0.20
$0.35	40	0.65		$0.35	40	$0.90
	147	2.57	$		147

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE G – OPTIONS AND WARRANTS (continued)

Transactions involving warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding as of January 1, 2008	147	$0.17
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding as of December 31, 2008	147	0.17
Granted	-	-
Exercised	—	—
Canceled or expired	—	—
Outstanding as of September 30, 2009	147	$0.17

NOTE H - RELATED PARTY TRANSACTIONS

On December 26, 2008, the Company sold subsidiaries KD Medical, Inc., Molecula, Inc., Molecularware, Inc. and LifeStem, Inc. to two officers and majority shareholders in exchange for 49,000,000 shares of the Company’s common stock, 5,000,000 shares of the Company’s preferred stock and promissory notes payables of $150,000.

From time to time the Company’s officers and shareholders advance funds to the Company. The notes payable-related parties balance outstanding was $39,948 as of September 30, 2009 and December 31, 2008. No formal arrangements or repayment terms exist (see Note C).  In addition, officers and shareholders advanced $16,200 as of September 30, 2009.

NOTE I - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Accrued fees	$362,699	$—
Payroll liabilities	178,430	178,430
Accrued Interest	261,520	167,981
	$802,649	$346,411

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

 NOTE J - INCOME TAXES

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. A management estimates that at September 30, 2009, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $28,500,000, expiring in the year 2024, that may be used to offset future taxable income. Due to significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of September 30, 2009 and December 31, 2008 are as follows:

 Non current:

	September 30, 2009	December 31, 2008

Net operating loss carry forward	$10,000,000	$3,500,000
Valuation allowance	(10,000,000)	(3,500,000)
Net deferred tax asset	—	—

NOTE K - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has employment agreements with key employees. In addition to salary and benefit provisions, the agreements include defined commitments should the employees terminate the employment with or without cause.

 INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE M- FAIR VALUE

ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

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

Items recorded or measured at fair value on a recurring basis in the accompanying condensed financial statements consisted of the following items as of September 30, 2009:

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3 (A)
Assets:
None
Liabilities:
Derivative Liability	$(1,440,434)	$—	$		$(1,440,434)
Warrant Liability	$(1)	$—		$—	$(1)
Total	$(1,440,435)	$—		$—	$(1,440,435)

(A) Fair value is estimated based on internally-developed models or methodologies utilizing significant inputs that are unobservable from objective sources.

 INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE M- FAIR VALUE (continued)

The table below presents a reconciliation of the beginning and ending balances of our derivative liability during the six months ended September 30, 2009:

Derivative Liability:
Balance, January 1, 2009	$2,266,930
Additions	250,000
Net reductions to derivative liability	$(1,076,496)
Balance, September 30, 2009	$1,440,434

The table below presents a reconciliation of the beginning and ending balances of our warrant liability during the year ended September 30, 2009:

Warrant Liability:
Balance, January 1, 2009	$15
Reductions to warrant liability	$(14)
Balance, September 30, 2009	$1

During the nine month period ended September 30, 2009, the Company recognized a net unrealized gain of $1,076,510 in connection with the change in the derivative and warrant liability. The unrealized loss was charged to operations under the unrealized gain (loss) on change in fair value of derivative and warrant liability included in other income (expense).

NOTE N – DISCONTINUED OPERATIONS

During the fourth quarter 2008, KD Medical, Inc., Molecula, Inc., Molecularware, Inc. and LifeStem, Inc., wholly owned subsidiaries of the Company, met all the criteria of Standards Codification subtopic 360-10, Property, plant and equipment (“ASC 360-10”) to be classified as held for sale.

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

The net assets (liabilities) sold were as follows:

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE N – DISCONTINUED OPERATIONS (continued)

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

The subsidiaries are classified as a discontinued operation in accordance with ASC 360-10. The Consolidated Statements of Operations for all prior periods have been reclassified to reflect the discontinuance of operations. The operating results of the subsidiaries for all periods are as follows:

	Three months ended	Nine months ended
	September 30, 2008	September 30, 2008
Net sales	$324,259	$936,877

Income (loss) before income taxes	52,119	106,714
(Provision) for income taxes	—	—

Discontinued operations, net of tax	$106,714	106,714

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE O - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the nine month periods ended September 30, 2009 and 2008, the Company has incurred operating losses of $15,549,913 and $1,171,571, respectively. In addition, the Company has a deficiency in stockholder’s equity of $28,637,898 and $3,462,694 at September 30, 2009 and December 31, 2008, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE P – SUBSEQUENT EVENTS

Subsequent events have been evaluated through November 16, 2009, the  date that the financial statements were issued.

On November 13, 2009, we received one letter from the following entities AJW Partners, LLC, AJW Partners II, LLC, AJW Offshore, Ltd., AJW Offshore II, Ltd,; AJW Qualified partners, LLC, AJW Qualified Partners II, LLC, AJW Master Fund, Ltd., AJW Master Fund II, Ltd and New Millennium Capital Partners III, notifying us that we were in default of certain obligations under our outstanding notes.   We deny the allegation that we are in default.

ITEM II. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

When used in this Quarterly Report on Form 10-Q, the words or phrases will likely result, management expects, or we expect, will continue, is anticipated, estimated or similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

General Overview

International Aerospace Enterprises Inc. (“IAE”, “we”, “us”, or the “company”), specializes in the sales and marketing of military aircraft spare parts on a worldwide basis. The company has directly purchased finished military goods/manufactured aircraft parts with a retail value of approximately $11 million USD, and has either taken on consignment, developed option purchase agreements, or other business procedures and means and arranged for the marketing, sales and processing of bids amassed nearly $100,000,000.00 USD of military aircraft spare parts that meet the quality standards necessary to be sold to the military industrial complex serving the U.S. government and or its U.S. Allies. The company’s management intends to directly sell and market these military aircraft spare parts in concert with international marketing and sales companies already existing with a worldwide network of sales and marketing personnel.

Revenues

International Aerospace Enterprises, Inc. generated $68,700 and $177,442 in revenues for the three and nine months ended September 30, 2009. In same period during 2008, the Company had revenues only through from subsidiary companies that were no longer subsidiary companies as of December 31, 2008.

In the three and nine months ended September 30, 2009, the Company had costs of goods sold of $36,299 and $79,427 netting a gross profit of $32,401 and 98,015 or 47.2% and 44.8% of sales.

Costs and Expenses

Total operating expenses decreased to $88,341 from $153,024 for the three month period ending September 30, 2009 as compared to the same period last year and increased to $16,285,948 from $1,022,768 for the nine month period ending September 30, 2009 as compared to the same period last year.  The increase is primarily due to stock based compensation issued during the three months ended June 30, 2009 of $15,649,333.

Other Income and Expenses

We recorded a non cash gain for change in the fair value of our debt derivatives of $14,792,995 for the three months ended September 30, 2009 as compared to a non cash gain of $1,399,831 for the same period last year.  For the nine months ended September 30, 2009, our non cash gain was $1,076,510 compared to a gain of $200,555 for the nine months ended September 30, 2008.

Interest expense was $248,082 and $103,280 for the three months ended September 30, 2009 and 2008, respectively and $438,490 and $455,430 for the nine months ended September 30, 2009 and 2008, respectively.  The increases in the current quarter reflect a write off debt discounts on converted debt of $137,500 and overall decreases reflect a lower debt and discount amortization in 2009 as compared as compared to the same period last year.

Net Income (Loss)

Due primarily to an unrealized gain on adjustment of derivative and warrant liability to fair value of underlying securities relating to the convertible notes it obtained in 2005 and 2007 and stock based compensation issued, the Company realized a net income for the three months ended September 30, 2009 and 2008 of $14,488,972 and $1,193,338.  Due to equity based compensation paid in the during the nine months ended September 30, 2009, our loss for the nine months ended September 30, 2009 was $15,549,913 as compared to $1,171,571 for the nine months ended September 30, 2008.

Liquidity and Capital Resources

As of September 30, 2009, the Company had current assets of cash, accounts receivable and inventory totaling $1,200,555, and total assets of $1,209,697. These numbers compare to current assets of $1,247,500 and total assets of $1,265,392 as of December 31, 2008.Our working capital at September 30, 2009 was $372,971 as compared to working capital of $124,870 at December 31, 2008. For the nine months ended September 30, 2009, we used $15,726 cash flow in operating activities. Our primary sources and uses of cash for the nine months ended September 30, 2009, included losses from continuing operations of $15,549,913, adjusted for non-cash items of income and expense, including common stock issued for services rendered of $15,649,333, income derived from settlement of debt of $379,915,unrealized adjustments of derivative and warrant liability of $1,076,510 and further adjustment by an increase in accounts receivable of $177,443 and an increase  in accounts payable of $706,238.  Our cash provided by financing activities was  from advances from related parties of $16,200.

We have incurred an accumulated deficit of $28,637,898 through September 30, 2009. We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including the purchase of parts. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.   Our anticipated sales revenue for the next few months may not be sufficient to meet our anticipated cash flow requirements for the next few months or for us to implement our business plans.

The Company’s success and ongoing financial viability is contingent upon its selling of its products and the related generation of cash flows. However, should it be necessary, Management believes it would be able to meet its cash flow requirements through additional debt or equity financing. There is no assurance that such financing will be available in the future to meet additional capital needs of the Company, or that any such terms or conditions of any such financing would be favorable to the Company. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Both the management of the Company’s current growth and the expansion of the Company’s current business involve significant financial risk and require significant capital investment.

The independent auditors report on the Company’s December 31, 2008 financial statements included in our Annual Report on Form 10-K states that the Company’s recurring losses raise substantial doubts about the Company’s ability to continue as a going concern. Nevertheless, through the potential raising of capital and by adjusting its operations and development to the level of capitalization, management believes it will have the ability to raise sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

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

IAE currently owns approximately $1,168,074 of in-house inventory and has under option purchase contracts or consignment agreements of approximately $100 million USD in aircraft spare parts. The company is also in negotiations with several entities in order to access additional military spare parts inventory. The company’s owned inventory is currently warehoused in Covina, California. The company intends to relocate its corporate office and parts warehouse to a new location of approximately 10,000 to 15,000 sq. feet and is looking in the area of either Rancho Cucamonga or Ontario, California. They are negotiating for modern offices and warehouse manufacturing space that is climate controlled, sprinkler equipped, and equipped with electronic surveillance security system.

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

PROPERTIES

Corporate

The Company’s temporary office location is at 123 West Nye Lane, Suite 129, Carson City, Nevada 89706. The Company considers this location to be adequate pending its relocation to California as further explained below.

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

NUMBER OF EMPLOYEES

As of November 12, 2009, the Company has two employees.   In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. Other than through acquisition, we do not anticipate our employment base will significantly change during the next 12 months. As we continue to expand, we expect to incur additional costs for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Forward Looking Statements.

This document  contains  “forward looking statements” within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Company’s business strategies, continued growth in the Company’s markets, projections, and anticipated trends in the Company’s business and the industry in which it operates. The words “believe,” “expect,” “anticipate,” “intends,” “forecast,” “project,” and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Company’s expectations and are subject to a number of risks and uncertainties, including but not limited to, those risks associated with economic conditions generally and the economy in those areas where the Company has or expects to have assets and operations; competitive and other factors affecting the Company’s operations, markets, products and services; those risks associated with the Company’s ability to successfully negotiate with certain customers, risks relating to estimated contract costs, estimated losses on uncompleted contracts and estimates regarding the percentage of completion of contracts, associated costs arising out of the Company’s activities and the matters discussed in this report; risks relating to changes in interest rates and in the availability, cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic laws, regulations and taxes; risks related to changes in business strategy or development plans; risks associated with future profitability; and other factors discussed elsewhere in this report and in documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company’s control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-Q will, in fact, occur. The Company does not undertake any obligation to revise these forward-looking statements to reflect new information, future events or circumstances and other factors discussed elsewhere in this report and the documents filed or to be filed by the Company with the Securities and Exchange Commission. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under “Risk Factors” beginning on page 30 and the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008

ITEM 4T. CONTROLS AND PROCEDURES

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

Our future results may be impacted by our inability to obtain future products at reasonable prices.

There are no guarantees that we will be able to find additional inventory of manufactured military aircraft spare parts on the open market at affordable prices that will allow us to sell the parts at a profit and that will meet our qualifications.  ..We currently do not have any guarantee for the supply of our products or any guaranteed pricing.  There are a limited number of sources from which we can obtain our inventory.  In addition, because we deal with military products, the parts we sell must meet stringent quality standards and certifications, making them more difficult to obtain. Even if we are able to find an adequate supply of products, there is no guarantee that they will be at an acceptable price.   Our existing, manufactured, on-the-shelf, ready to ship inventories of military aircraft spare parts is finite (currently consisting of 4,987 itemized parts independently determined to be approximately $1,247,500 USD) combined with an additional 6,578 military aircraft spare parts under final negotiations at a cost of  $11,350,000 million USD.

Our auditors have expressed a going concern opinion.

We have incurred recurring losses and we had  a working capital deficit of $1,409,833  and had an accumulated deficit of $28,637,898 as of  September 30, 2009.   Accordingly, the opinion of our independent auditors for the years ended December 31, 2008 is qualified subject to uncertainty as to whether we will be able to continue as a going concern. This may negatively impact our ability to obtain additional funding that we may require or to do so on terms attractive to us and may negatively impact the market price of our stock.

As shown in the accompanying financial statements, while we had sales in 2009, these sales were insufficient to support operations and we have previously suffered recurring losses during our development stage. As a result, there are uncertainties that raise substantial doubt as to whether we will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of recorded liabilities that may result if we are unable to continue as a going concern.

We do not have sufficient funds to pay our current obligations, some of which are in default.  If we cannot extend the maturity date of the notes or raise additional capital to pay these notes, we may need to suspend operations or the note holders may foreclose upon our assets.

At September 30, 2009, our cash on hand was $474.00, our accounts payable and accrued expenses were $802,649, our current notes payable were $1,044,512 and our current convertible notes payable were $757,169. We currently do not have the funds necessary to pay the accounts payable and accrued expenses and amounts owed under our notes nor do we have a commitment for the provision of any financing for such purposes. Certain of the notes  are secured by all of the assets of the Company. If the Company does not repay the notes when due, the note holders could declare the notes in default and may seize the assets of the Company, and we would be forced to suspend all operations.

Our current sales orders remain subject to significant uncertainty.

A substantial portion of our sales revenue is earned upon final delivery of products.  Customer purchase orders are subject to cancellation or rescheduling by the customer, generally with limited or no penalties. Although we have recently received sales orders for a significant amount of revenue, we have not yet received payment on these orders. In addition, we incur expenses in our purchase of the parts prior to delivery to our customers which are generally not recouped upon cancellation.      With the current economic downturn, we may experience an increased occurrence of cancellations and/or reschedulings.

We record a provision for excess and obsolete inventory based on historical and future usage trends and other factors including the consideration of the amount of backlog we have on hand at any particular point in time. If our backlog is canceled or modified, our estimates of future product demand may prove to be inaccurate, in which case we may have understated the provision required for excess and obsolete inventory. In the future, if we determine that our inventory is overvalued, we will be required to recognize such costs in our financial statements at the time of such determination. Any such charges could be material to our results of operations and financial condition.

If we obtain additional financing or issue securities as payment for services in lieu of cash payment, you may suffer significant dilution.

Because we have generated only minimal revenues since commencing operations, we are dependent on raising additional financing through private financing sources As a result, we likely will be required to issue securities to obtain such funds, which issuances would dilute the percentage ownership of our stockholders. In addition, we have recently as well as in the past issued securities in lieu of cash as payment for services and we anticipate that we will continue to do so. This dilution could also have an adverse impact on our earnings per share and reduce the price of our common stock. In addition, any new securities may have rights, preferences or privileges senior to those of our common stock. For example, in May 2009, we issued 71,133,330 shares of common stock for services rendered.  In June 2009 we issued an aggregate of 4,293,346 shares of common stock in exchange for convertible notes payable.

We are substantially dependent upon brokers for sales of our products, whom we do not control and currently without whom we cannot conduct our business.

Since we do not have the governmental approvals required to make direct sales of our products to customers, all of our sales are made through brokers upon whom we have little control and we are substantially dependent. The sale of military spare parts is highly regulated by the U.S. government.  We are not required to obtain any permits to continue conducting our business in accordance with our past practices because the brokers that we engage have the permits needed  in order to sell the parts supplied to them by us.  The fee charged by the brokers to sell the parts can be substantial and our margins will be effected by such fees.  The loss of the services of our brokers would adversely effect our business. Although we could apply for the permits necessary to sell our products, the obtainment of such permits is costly and time consuming and there is no guarantee that we would be approved to receive such permits.

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

International sales and suppliers may pose potentially greater risks due to the potential for greater volatility in the foreign markets.

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

Fluctuations in foreign currency exchange rates may adversely affect our results of operations and financial condition.

A substantial portion of our revenue is denominated in currencies other than the U.S. dollar because certain of our foreign subsidiaries operate in their local currencies.  Our results of operations and financial condition may therefore be adversely affected by fluctuations in the exchange rate between foreign currencies and the U.S. dollar.

The uncertain U.S. economy and changing lending conditions and policies may affect the company’s ability to purchase additional manufactured spare parts inventories available on the open market.

In order to be able to satisfy our customers’ needs in a timely manner, we are required to maintain inventory of parts.  Our financial condition will determine the amount of inventory that we can maintain.  In order to maintain such inventory, we need to require funding in order to have the ability to purchase products.  We operate in highly competitive markets with competitors who may have greater resources than we possess which could reduce the volume of products we can sell and our operating margins. Not only do we compete for customers, but we also compete for the supply of products.  Many of our products are sold in highly competitive markets. Some of our competitors are larger, more diversified corporations and have greater financial and marketing resources. As a result they may be better able to withstand the affects of periodic economic turn down as our operations and financial performance will be negatively impacted if we do not aggressively approach growth through acquisitions of products and possibly private manufacturing companies available for purchase.

Our future growth and continued success is dependent on key personnel.

Our future success depends to a significant degree upon the continued contribution of our management team. The loss of Mr. Peck would have a material adverse affect on our business and the loss of other members of our management team could have a material and adverse affect on the business.  Mr. Peck, with over 30 years of experience in military aircraft spare parts sales in both the domestic and international markets, has relationships with many of our customers, suppliers and brokers. There can be no assurance that we will be able to retain the services of Mr. Peck in the future.  If we were to lose his services due to termination of his agreement, his retirement,  death or  disability, our business relationships would suffer.  In addition to top executive personnel the competition for qualified technical personnel in our industry is intense and we believe our future growth and success will depend on our ability to attract, train and retrain such personnel.  If we are unable to attract and retain personnel, we may not be successful in implementing our business plan.

We may expand by acquiring other companies, which might consume resources that are necessary to operate and sustain our business.

Our growth strategy as described by management in PART I. ITEM 1. BUSINESS of this filing relies heavily on identifying and purchasing existing manufactured and certified military parts throughout the United States. It also suggests that there are private military aircraft spare parts manufacturing companies available for purchase. Our company intends to use a mixture of both stock and cash to attract the sellers for acquisitions, which could cause dilution to existing stockholders and dilution of our resources.  Negotiating these transactions can be time-consuming, difficult and expensive.  Our ability to consummate these transactions may be subject to approvals beyond our control. An acquisition may result in unforeseen operating difficulties and expenditures.  In particular, it may be difficult to assimilate or integrate businesses, technologies, personnel and operations.

We have only generated minimal revenue, have a history of losses, expect significant future losses and cannot assure you that we will ever become or remain profitable.

The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. We have only generated minimal revenue to date and have incurred operating losses since our inception. We expect to continue to incur significant operating losses for the foreseeable future. To date, we have funded all of our activities through sales of our securities. For the nine month periods ended September 30, 2009 and 2008, we had net losses of $15,549,913 and $1,171,571, respectively. We expect to incur losses for at least the next several years as we continue to spend substantial amounts on the selling and administrative expenses.  The Company’s prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the business model that the Company intends to market and the potential acceptance of the Company’s business model. The Company will be incurring costs to develop, introduce and enhance its products, to establish marketing relationships, to acquire and develop products that will complement each other, and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company’s business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of its products and services. The Company expects that negative cash flow from operations may exist for the next 12 months as it continues to develop and market its products and services. If cash generated by operations is insufficient to satisfy the Company’s liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company’s shareholders.

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

Our working capital may not be adequate and therefore we may need to raise additional capital to finance our growth and capital requirements.

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

We may experience fluctuations in quarterly operating results that may adversely effect our stock price.

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

Our board of directors is not comprised of independent directors and therefore we could experience conflicts of interest between our stockholders and our officers and directors.

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

We provide indemnification of our officers and directors and we may have limited recourse against these individuals.
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

Mr. Peck, during the term of his employment agreement, as well as coalitions of a few of our officers and directors have sufficient voting power to make corporate governance decisions that effect our other stockholders.
As of November 12, 2009, the present officers and directors own approximately 52.88%  of the outstanding shares of Common Stock, and therefore are in a strong position to elect Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of the Company, the appointment of officers, and the determination of officers’ salaries. Mr. Peck’s employment agreement provides that he will receive shares of our stock in order to maintain a majority position in our company.  Upon termination of the employment agreement, Mr. peck will return to our treasury all shares he received in order to maintain a majority position less five (5) million shares that he shall retain. Shareholders have no cumulative voting rights.  In addition, the concentration of ownership may delay or prevent change in control and might affect the market price of our common stock, even when a change in control may be in the best interests of our stockholders.  The interest of our officers and directors may not always coincide with the interest of our stockholders.  Accordingly, these stockholders could cause us to enter into transaction and agreements that we would not otherwise consider.

Our common stock will be considered a “Penny Stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities.

In July 2009, the Company issued an aggregate of 1,500,000 shares of common stock in exchange for convertible notes payable of $7,800. The issuances of the common stock qualified for exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”), since the issuance by us did not involve a public offering. This offering was done with no general solicitation or advertising by us. The shares were issued to one accredited investor, that had an opportunity to ask questions of our management. The offering was not a public offering as defined in Section 4(2) because the offer was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received shares stating they were restricted. This restriction ensures that these notes and the underlying shares will not be immediately redistributed into the market and therefore not part of a public offering. Based on the analysis of the above factors, we have net the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

In August 2009, the Company issued an aggregate of 3,293,380 shares of common stock in exchange for convertible notes payable of $50,000. The issuances of the common stock qualified for exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”), since the issuance by us did not involve a public offering. This offering was done with no general solicitation or advertising by us. The shares were issued to one accredited investor, that had an opportunity to ask questions of our management. The offering was not a public offering as defined in Section 4(2) because the offer was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received shares stating they were restricted. This restriction ensures that these notes and the underlying shares will not be immediately redistributed into the market and therefore not part of a public offering. Based on the analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

In September 2009, the Company issued an aggregate of 11,740,566 shares of common stock in exchange for convertible notes payable of $119,650. The issuances of the common stock qualified for exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”), since the issuance by us did not involve a public offering. This offering was done with no general solicitation or advertising by us. The shares were issued to one accredited investor, that had an opportunity to ask questions of our management. The offering was not a public offering as defined in Section 4(2) because the offer was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received shares stating they were restricted. This restriction ensures that these notes and the underlying shares will not be immediately redistributed into the market and therefore not part of a public offering. Based on the analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three-month period ending September 30, 2009 other than as disclosed herein.

ITEM 5. OTHER INFORMATION.

On November 13, 2009, we received one letter from the following entities AJW Partners, LLC, AJW Partners II, LLC, AJW Offshore, Ltd., AJW Offshore II, Ltd,; AJW Qualified partners, LLC, AJW Qualified Partners II, LLC, AJW Master Fund, Ltd., AJW Master Fund II, Ltd and New Millennium Capital Partners III, notifying us that we were in default of certain obligations under our outstanding notes.   We deny the allegation that we are in default.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Reports on Form 8-K. No reports on Form 8-K were filed during the three-month period covered in this Form 10-Q other than disclosed below.

(b)	Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Articles of Incorporation*
2.1.1	Articles of Amendment to Articles of Incorporation, dated September 16, 1998*
2.1.2	Articles of Amendment dated March 20, 2003*
2.1.3	Articles of Merger dated March 20, 2003 for redomicile *
2.1.3.1	Merger Agreement underlying Articles of Merger for redomicile *
2.1.4	Articles of Merger dated March 20, 2003 for merger of subsidiary, CalbaTech, Inc., into Parent, Traffic Technology, Inc. with name change to CalbaTech, Inc. post merger *
2.1.4.1	Merger Agreement underlying Articles of Merger for merger of Subsidiary and Parent and concurrent name change *
2.2	Bylaws of Traffic Technology, Inc., a Nevada Corporation *
6.1	Consulting Agreement with Pinnacle West Capital Corporation, dated May 30, 2000*
6.2	Distributor Agreement with Layton Solar, dated April 3, 2000*
6.2.1	Amendment to Distributor Agreement with Layton Solar, dated August 24, 2000*
6.3	Distributor Agreement with IMS Industries, dated March 17, 2000*
6.4	Distributor Agreement with Taiwan Signal Technologies Co., dated June 30, 2000*
6.5	Distributor Agreements with Artflex, Sinalizacao and Viaria Ltd., dated August 7, 2000*
6.6	Distributor Agreement with Supremetech Engineering Co. dated August 15, 2000*
6.7	Consulting Service Agreement for LED Traffic Signal Technology Transfer and Licensing with JCI Group, Inc. (China), dated January 8, 2001*
6.8	LED Single Lens Traffic Signal Technology Transfer and Consulting Service Agreement with JCI Group, Inc. Japan), dated April 25, 2001*
6.9	Form of Distributor Agreement (United States)*
10.1	Employment Agreement for James DeOlden *

10.2	Employment Agreement for Edward Deese *
10.3	Employment Agreement for John Gordon *
10.4	Employment Agreement for David Killen *
10.5	Asset Purchase Agreement (Zoval Enterprises) *
10.6	Agreement and Plan of Reorganization for the acquisition of Molecularware *
10.7	Agreement and Plan of Reorganization for the acquisition of Molecula *
10.8	Lease Agreement for KD Medical with Snowden First, LLC *

10.9	Employment Agreement of John M. Peck
10.10	Employment Agreement of Saffet Uslu

23.1	Consent of De Joya Griffith & Company, LLC (filed herein)
24.1	Power of Attorney (filed herein)
31.1	Rule 13a-14(a)/15d-14(a) Certification of John Peck (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Sylvia Quintero (filed herewith).
32.	Section 1350 Certification of John Peck and Sylvia Quintero (filed herewith).

* Documents previously filed with the SEC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature	Title	Date

/s/ John M. Peck	CEO/Director	November 16, 2009
John M. Peck