Form 10-K
period 2009-12-31
International Aerospace Enterprises, Inc.
filed 2010-04-15
CIK 1156293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-33039

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
(Exact name of Company as specified in its charter)

Nevada	86-0932112
(State of incorporation)	(I.R.S. Employer) Identification No.)

123 West Nye Lane. Suite 129, Carson City, Nevada 89706
(Address of principal executive offices) (Zip Code)

Company’s telephone number: (909) 271-1098

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common
Stock, $0.001 Par Value

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated file, or a smaller reporting company. See the definitions of  “large accelerated filer,  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates of the Company as of June 30, 2009: Common Stock, par value $0.001 per share -- $2,714,969.   As of April 1, 2010, the Company had 224,384,660 shares of common stock issued and outstanding, of which 163,384,660 were held by non-affiliates.

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

International Aerospace Enterprises, Inc. (“IAE”, “we”, “us”, or the “ company”), specializes in the sale and marketing of military aircraft spare parts on a worldwide basis.  IAE is an aviation support specialist company with headquarters in Carson City,  Nevada and a military aircraft spare parts warehouse outside of the Los Angeles California.  International Aerospace Enterprises, Inc. serves the needs of both the commercial and military side of the aerospace industry in the United States and internationally.

IAE was formed in January 2007, and incorporated in Nevada on October 6, 2008.  IAE is an innovative and aggressive provider of military spare parts who provides discounted  aircraft spare parts which meet quality manufacturing standards that are required by the worldwide military/industrial complex establishment.  IAE addresses customer satisfaction through its solid foundation of product knowledge and aggressive research by our management team and consultants.  This includes proactive marketing and sales and reactive research in the critical area of maintaining military aircraft support.

IAE’s established goal of selling discounted military aircraft spare parts is facilitatedthrough procurement of inventories and maintaining of its established business relationships while simultaneously developing new business contacts throughout the world.  IAE is continually researching and expanding its ability to meet the ever changing needs of an expanding worldwide military aviation market.

IAE currently manages electronically over $300,000,000 (retail price) in accessible inventory advertised through Internet parts listings throughout the country and by interfacing with over 1800 of smaller military parts manufacturers and repair station companies who have spare parts inventories or who are currently holding excess inventory that can be purchased at discounted prices.  The reason that many of these companies have excess inventories is that during the manufacturing run of military parts they typically overproduce parts in anticipation of further sales.  IAE’s  international marketing and sales structure utilizes their established International Brokers and IAE’s management experience and worldwide contacts provide a sales outlet that is not available to others.

One of the foundational factors of IAE’s success is its Strategic Alliance Program (SAP).  Management’s established ongoing relationships with companies has enabled IAE to extend its foundational US Governmental certifications and requirements to meet our domestic and international customer base.  Through this program we have established cooperative certifications use including, but not limited to ISO9001, MIL-1-459825A, EASA (European Aviation Safety Agency) certificate, and FAA certificate for our network of Repair Stations.  The Strategic Alliance Program has positioned us to access OEM Tier 1 manufacturing companies.  IAE customers can have confidence that the replacement spare parts or equipment purchased from us will meet all OEM and Government specifications needed. IAE ‘s Strategic Alliance Program has also given us access and interface  a number of certifications and declarations, such as, U.S./Canada Joints Certification Military Critical Technical Data Agreement, DD Form 2345, certification number 004 3178, approved access and use of technical drawings specifications data through the Federal Technical Data Solutions secure website, FEDTEDS.  The program also allows for unrestricted shipping after approval by several different carriers and methods of shipment each authorized by the U.S. Government Trade Control Department.

International Aerospace Enterprises Inc. also interfaces with the military aircraft spare parts brokers who frequently have specific certifications and declarations that are needed while working in foreign jurisdictions.  The Strategic Alliance Marketing and Sales Program also provides the necessary platform needed for IAE to meet varying and diversified requirements established foreign Governments and Military Agencies.

IAE quality control procedures involve the inspection of  all inventory upon receipt  of parts that are being considered for purchase, consignment and reconditioned parts in order to ensure compliance to our purchase order terms and conditions.  IAE’s  parts database is continuously updated to reflect an accurate availability of inventories in all stages of the procurement process.  IAE guarantees the appropriate traceability of all of their parts deliveries to its various customers groups.

The Company’s available inventories are ready for sale to military aircraft spare parts customers throughout the world. IAE believes that the sales of their inventories will result in revenue and profitability. The sales are expected to be accomplished through IAE’s strategic Marketing, Sales and Distribution Consignment relationships with several national and internationally recognized companies as well as the company’s experienced management and personnel.

IAE’s management has conducted primary and secondary research in the military aircraft spare parts industry for aftermarket sales opportunities. The research clearly points to unmet demands of military aircraft spare parts in the worldwide marketplace. IAE has identified a significant number of opportunities within this arena of the worldwide market which are not currently being met. The sheer size of the worldwide military/industrial complex market and the demand for products and services to meet the needs of both the United States Military and its Allies is significant - exceeding $439.3 billion for the fiscal year 2006. Acting on this research data, IAE has purchased in excess of $1,247,500 USD in new surplus military aircraft spare parts and is in negotiations for additional military aircraft spare parts available for purchase, consignment, or option purchasing

The goal of IAE  is to coordinate all functions necessary for the identification, procurement, scheduling,  handling and shipping of military aircraft parts in order to provide timely delivery according to our customer requirements and the U.S. Government requirements and specifications.  In order to accomplish our goals the company continually updates its ILS database and other inventory databases available to a select number of licensed  qualified purchasers.

The “Branding Transition” was accomplished in 2009 and we believe the mindset has been established for our customers that beginning in 2010, IAE is the International marketing and sales company that they will be doing business with on an on-going basis.  They also are beginning to understand that IAE is  a publicly traded company with different documentation and reporting requirements than typical requirements for  private companies.   IAE’s internationally recognized management is now identified as a reliable source for discounted military aircraft spare parts in the industry.  We believe that the “Branding Period” has now effectively erased management’s previous private identities with companies and affiliations in the past such as Sunshine Industries USA and other companies that provided IAE’s management with its outstanding professional experience, credentials and industry knowledge that will provide the company’s foundation for its future growth and expansion.

Another asset that we expect to play an important part of the Company’s anticipated growth and expansion is that we are an Over-The-Counter NASDAQ Bulletin Board trading public company and our stock trades under the symbol IARO.   The company has market support both nationally and internationally trading over (6) six million shares per day.  our business strategy embraces and focuses on building and operating our primary mission of marketing and selling military aircraft spare parts at a discount primarily in the international market due to the age of aircraft being used by U.S. Allies.

On December 26, 2008, the entered into an agreement pursuant to which the stockholders of International Aerospace Enterprises, Inc. exchanged all of the issued and outstanding capital stock of International Aerospace Enterprises, Inc. for 49,000,000 shares of common stock and 5,000,000 shares of preferred stock held by two officers and majority shareholders.  In conjunction with the exchange, the two majority shareholders received one hundred percent (100%) of the issued and outstanding shares of its subsidiaries KD Medical, Inc., Molecula, Inc., Molecularware, Inc., LifeStem, Inc. and an obligation of payment of $150,000.   On April 29, 2009, the Company affected a one-for-fifty (1 to 50) reverse stock split of its outstanding shares of common stock, $0.001 par value. All references in the consolidated financial statements and the notes to consolidated financial statements, number of shares, and share amounts have been retroactively restated to reflect the reverse split

Number of Employees

As of April 15,  2010, the Company has two employees. The Company continues to operate utilizing consultants and part-time individuals on an as needed basis.  Our high level of customer satisfaction is testimony to the effectiveness of an efficient “lean and mean” organization.  Management recognizes that maintaining tight cost controls and avoiding excess expenses is a model that produces the best results for our management and shareholders.  Management continues to be actively engaged in identifying key personnel who would be available for full time employment when the cost is justified by the changing work load that will surely come from growth and expansion.  The Company’s first personnel priority is to hire a chief financial officer with a background and  experience in operating a publicly traded company.

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

We may not be profitable.

For the year ending December 31, 2009, our revenue was $238,518 and selling and administrative expenses of $3,663,586.  Our loss from operations was $3,527,148 and our net loss was $26,680,423.  We expect to continue to incur expenses.  In order to establish our business, we will need to rely on the sales of the products.  We therefore expect to incur substantial operating losses for the foreseeable future.  Our ability to become profitable depends on our ability to have successful operations and sustain sales, while maintaining reasonable expense levels, all of which are uncertain in light of our absence of any prior operating history.

Our independent auditors have expressed concern regarding our ability to continue as a going concern

For the year ended December 31, 2009 and 2008, we have incurred operating losses of $26,680,423 and $1,535,322, respectively. In addition, the Company has a deficiency in stockholder’s equity of $15,768,408 and $3,462,694 at December 31, 2009 and 2008, respectively.  The opinion of our independent registered accounting firm for our fiscal years ended December 31, 2008 and December 31, 2009 is qualified subject to substantial doubt as to our ability to continue as a going concern.   See “Report of Independent Registered Public Accounting Firm” and the notes to our Financial Statements.

We do not have sufficient funds to pay our current obligations, some of which are in default.  If we cannot extend the maturity date of the notes or raise additional capital to pay these notes, we may need to suspend operations or the note holders may foreclose upon our assets.

At December 31, 2009, our cash on hand was $928, our accounts payable and accrued expenses were $1,207,707, our current notes payable were $962,944 and our current convertible notes payable were $720,822. We currently do not have the funds necessary to pay the accounts payable and accrued expenses and amounts owed under our notes nor do we have a commitment for the provision of any financing for such purposes. Certain of the notes  are secured by all of the assets of the Company. If the Company does not repay the notes when due, the note holders could declare the notes in default and may seize the assets of the Company, and we would be forced to suspend all operations.

There are a large number of shares underlying our convertible debentures that may be available for future sale and the sale of these shares may depress the market price of our common stock.

At December 31, 2009, we owed notes payable of  $962,944 to a related party and  convertible notes payable of $873,104.   In connection with the convertible note payable we have a derivative liability of $1,155,842.

As of April 1, 2010 we had 163,384,660 shares of Common Stock issued and outstanding and various convertible debentures outstanding or an obligation to issue convertible notes that may be converted into an estimated 176,656,157 shares of Common Stock at current market prices, and outstanding warrants and options or an obligation to issue options and warrants to purchase 148 shares of Common Stock. In addition, the number of shares of Common Stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the convertible debentures and upon exercise of our warrants and options, may be sold without restriction. The sale of these shares may adversely affect the market price of our Common Stock.

The continuously adjustable conversion price feature of our convertible debentures may encourage investors to make short sales in our common stock, which could have a depressive effect on the price of our common stock.

The convertible debentures are convertible into shares of our Common Stock at discounts to the trading price of the Common Stock prior to the conversion ranging from 50% to 70%. The significant downward pressure on the price of the Common Stock as the note holder converts and sells material amounts of Common Stock could encourage short sales by third party investors.

These sales could place further downward pressure on the price of the Common Stock. The note holder could sell Common Stock into the market in anticipation of covering the short sale by converting their securities, which could cause further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of notes, warrants and options, but also the mere perception that these sales could occur, may adversely affect the market price of the Common Stock

The issuance of shares upon conversion of the convertible debentures may cause immediate and substantial dilution to our existing stockholders.

The issuance of shares of Common Stock upon conversion of the convertible debentures and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although the convertible debentures and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding Common Stock, this restriction does not prevent the note holder from converting and/or exercising some of their holdings, selling those shares and then converting the rest of their holdings. In this way, the selling stockholders could convert and sell their holdings while never owning more than 4.99% of our Common Stock at any one time. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our Common Stock.

If we are required for any reason to repay our outstanding convertible debentures, we would be required to deplete our working capital, if available, or raise additional funds. our failure to repay the callable secured convertible notes, if required, could result in legal action against us, which could require the sale of substantial assets.

The convertible debentures are due and payable, with interest, unless sooner converted into shares of our Common Stock. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of Common Stock upon conversion by the holder, could require the early repayment of the convertible debentures, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured within the specified grace period and as of the end of the last fiscal quarter the amount to repay the convertible debentures would cost an aggregate of approximately $ 1.1 million. We anticipate that the full amount of the convertible debentures will be converted into shares of our Common Stock in accordance with the terms of the convertible debentures. If we are required to repay the convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

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

If we obtain additional financing or issue securities as payment for services in lieu of cash payment, you may suffer significant dilution.Update

Because we have generated only minimal revenues since commencing operations, we are dependent on raising additional financing through private financing sources As a result, we likely will be required to issue securities to obtain such funds, which issuances would dilute the percentage ownership of our stockholders. In addition, we have recently as well as in the past issued securities in lieu of cash as payment for services and we anticipate that we will continue to do so. This dilution could also have an adverse impact on our earnings per share and reduce the price of our common stock. In addition, any new securities may have rights, preferences or privileges senior to those of our common stock. For example, in May 2009, we issued 10,133,330 shares of common stock for services rendered.  In June 2009 we issued an aggregate of 4,293,346 shares of common stock in exchange for convertible notes payable.

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

You have to be an experienced person and have specific affiliations in order to become a qualified buyer.

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

Our future success will be highly dependent upon our ability to successfully manage the expansion of our operations.

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

We may expand by acquiring other companies, which might consume resources that are necessary to operate and sustain the business.

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

We have had limited working capital and we may rely upon notes (borrowed funds) to operate. At December 31, 2009, we had a negative working capital of $1,757,939.  We  may seek to raise capital from public or private equity or debt sources to provide working capital to meet our general and administrative costs until net revenues make the business self-sustaining. We cannot guarantee that we will be able to raise any such capital on terms acceptable to us or at all. Such financing may be upon terms that are dilutive or potentially dilutive to our stockholders. If alternative sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans in accordance with the extent of available funding.

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

As of April 15, 2010 , the present officers and directors own approximately 38%   of the outstanding shares of Common Stock, and therefore are in a strong position to elect Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of the Company, the appointment of officers, and the determination of officers’ salaries. Mr. Peck’s employment agreement provides that he will receive 1,000,000 shares of our series B Preferred Stock that votes with the Common Stock on an as converted basis on a one hundred votes per share basis. The Company can redeem the shares upon Mr. Peck’s termination. Shareholders have no cumulative voting rights.  In addition, the concentration of ownership may delay or prevent change in control and might affect the market price of our common stock, even when a change in control may be in the best interests of our stockholders.  The interest of our officers and directors may not always coincide with the interest of our stockholders.  Accordingly, these stockholders could cause us to enter into transaction and agreements that we would not otherwise consider.

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

ITEM 2. PROPERTIES.

Corporate

The Company’s temporary office location is at 123 West Nye Lane, Suite 129, Carson City, Nevada, 89706.  The Company will relocate and consolidate its administrative offices, spare parts inventory and shipping in fiscal 2010.  It was determined by management that the sales of our existing inventory in 2009 and pending contracts of $16,000,000 + altered the number of square feet needed to operate in 2009 and emphasized the requirements that would be most likely needed in 2010.

The changing military aircraft spare parts market has enabled management to modify their inventory strategy that now emphasizes inspecting parts, packaging parts and shipping parts as required by the customer rather than storing and maintaining thousands of parts on site.

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Removed and reserved

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information

The Company’s Common Stock has been and is currently traded on the over-the-counter market and quotations are published on the OTC Bulletin Board under the symbol “IARO”. The following table sets forth the range of high and low bid prices of the Common Stock for each fiscal quarterly period. Prices reported represent prices between dealers, do not include retail markups, markdowns or commissions and do not represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2009

	High	Low
Quarter Ended December 31, 2009	.10	.01
Quarter Ended September 30, 2009	.11	.02
Quarter Ended June 30, 2009	1.70	.01
Quarter Ended March 31, 2009	1.75	.12

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2008

	High	Low
Quarter Ended December 31, 2008	.011	.0013
Quarter Ended September 30, 2008	.038	.0018
Quarter Ended June 30, 2008	11.40	.025
Quarter Ended March 31, 2008	12.60	2.10

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

Holders of Common Equity

As of December 31, 2009, the Company’s transfer agent shows 253  shareholders of record of the Company’s common stock.

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

Recent Sales of Unregistered Securities

In January 2009, we issued an aggregate of 128,116 shares of common stock in exchange for convertible notes payable of $3,201. The issuance of the securities qualified for exemption under Section 4(2) of the Securities Act of 1933 (the “Act”) since the issuances by us did not involve a public offering. The offering was not  public offerings as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. These offerings were done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for these transactions.

In February 2009, we issued 64,058 shares of common stock in exchange for convertible notes payable of $1,602. The issuance of the securities qualified for exemption under Section 4(2) of the Securities Act of 1933 (the “Act”) since the issuances by us did not involve a public offering. The offering was not  public offerings as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. These offerings were done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for these transactions.

In March 2009, we issued an aggregate of 192,174 shares of common stock in exchange for convertible notes payable of $4,803. The issuance of the securities qualified for exemption under Section 4(2) of the Securities Act of 1933 (the “Act”) since the issuances by us did not involve a public offering. The offering was not  public offerings as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. These offerings were done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for these transactions.

In April 2009, we issued an aggregate of 161,604 shares of common stock in exchange for convertible notes payable of $15,352. The issuance of the securities qualified for exemption under Section 4(2) of the Securities Act of 1933 (the “Act”) since the issuances by us did not involve a public offering. The offering was not  public offerings as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. These offerings were done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for these transactions.

In May 2009 the Company issued an aggregate of 10,133,330 shares of common stock for services rendered which represents the value of the services received and which did not differ materially from the value of the stock issued. The issuance of the securities qualified for exemption under Section 4(2) of the Securities Act of 1933 (the “Act”) since the issuances by us did not involve a public offering. The offering was not  public offerings as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. These offerings were done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for these transactions.

In May 2009, the shareholders of 1,000,000 shares of Preferred Stock converted to 10,000,000 of the Company’s common stock. The issuance of the securities qualified for exemption under Section 4(2) of the Securities Act of 1933 (the “Act”) since the issuances by us did not involve a public offering. The offering was not  public offerings as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. These offerings were done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for these transactions.

In June 2009, the Company issued an aggregate of 4,293,346 shares of common stock in exchange for convertible notes payable of $177,504. The issuance of the securities qualified for exemption under Section 4(2) of the Securities Act of 1933 (the “Act”) since the issuances by us did not involve a public offering. The offering was not  public offerings as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. These offerings were done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for these transactions.

In July 2009, the Company issued an aggregate of 1,500,000 shares of common stock in exchange for convertible notes payable of $7,800. The issuance of the securities qualified for exemption under Section 4(2) of the Securities Act of 1933 (the “Act”) since the issuances by us did not involve a public offering. The offering was not  public offerings as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. These offerings were done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for these transactions.

In August 2009, the Company issued an aggregate of 3,293,380 shares of common stock in exchange for convertible notes payable of $50,000. The issuance of the securities qualified for exemption under Section 4(2) of the Securities Act of 1933 (the “Act”) since the issuances by us did not involve a public offering. The offering was not  public offerings as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. These offerings were done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for these transactions.

In September 2009, the Company issued an aggregate of 11,740,566 shares of common stock in exchange for convertible notes payable of $119,650. The issuance of the securities qualified for exemption under Section 4(2) of the Securities Act of 1933 (the “Act”) since the issuances by us did not involve a public offering. The offering was not  public offerings as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. These offerings were done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for these transactions.

In October 2009, the Company issued an aggregate of 17,290,137 shares of common stock in exchange for convertible notes payable of $188,930. The issuance of the securities qualified for exemption under Section 4(2) of the Securities Act of 1933 (the “Act”) since the issuances by us did not involve a public offering. The offering was not  public offerings as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. These offerings were done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for these transactions.

In April 2010, the Company issued an aggregate of 1,000,000 shares of Series B Preferred Stock. The issuance of the securities qualified for exemption under Section 4(2) of the Securities Act of 1933 (the “Act”) since the issuances by us did not involve a public offering. The offering was not  public offerings as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. These offerings were done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for these transactions.

In November 2009, the Company issued an aggregate of 18,085,060 shares of common stock in exchange for convertible notes payable of $195,600. The issuance of the securities qualified for exemption under Section 4(2) of the Securities Act of 1933 (the “Act”) since the issuances by us did not involve a public offering. The offering was not  public offerings as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. These offerings were done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for these transactions.

In December 2009, the Company issued an aggregate of 11,526,716 shares of common stock in exchange for convertible notes payable of $89,500. The issuance of the securities qualified for exemption under Section 4(2) of the Securities Act of 1933 (the “Act”) since the issuances by us did not involve a public offering. The offering was not  public offerings as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. These offerings were done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for these transactions.

In January 2010, the Company issued an aggregate of 18,943,199 shares of its common stock in exchange for convertible notes of $97,108.   The issuance of the securities qualified for exemption under Section 4(2) of the Securities Act of 1933 (the “Act”) since the issuances by us did not involve a public offering. The offering was not  public offerings as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. These offerings were done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for these transactions.

In February 2010, the Company issued an aggregate of 19,264,884 shares of its common stock in exchange for convertible notes of $58,452. The issuance of the securities qualified for exemption under Section 4(2) of the Securities Act of 1933 (the “Act”) since the issuances by us did not involve a public offering. The offering was not  public offerings as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. These offerings were done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for these transactions.

In March 2010, the Company issued an aggregate of 13,841,400 shares of its common stock in exchange for convertible notes of $20,765. The issuance of the securities qualified for exemption under Section 4(2) of the Securities Act of 1933 (the “Act”) since the issuances by us did not involve a public offering. The offering was not  public offerings as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. These offerings were done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for these transactions.

ITEM 6.SELECTED FINANCIAL DATA.

Not applicable

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2009, found in this report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this Report.

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

SUMMARY OF ACCOUNTING POLICIES

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

Accounts Receivable

The Company assesses the realization of its receivables by performing ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received. The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts and notes receivable was $-0- as of December 31, 2009 and 2008.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur expenditures on research and product development for the year ended December 31, 2009 and 2008.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company did not incur advertising costs in continuing operations for the years ended December 31, 2009 and 2008, respectively.

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

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”). The Company made no employee stock-based compensation grants before December 31, 2005 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006. Stock-based compensation expense recognized under ASC 718-10 for the years ended December 31, 2009 and 2008 was $15,649,333 and $728,489, respectively.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. At December 31, 2009 and 2008, the Company’s outstanding accounts receivable from continuing operations was $10,662 and $-0-, respectively.

Net Loss per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Conversions of convertible debt, stock options and warrants have been excluded as common stock equivalents in the diluted losses per share because they are either anti-dilutive, or their effect is not material. However, for diluted earnings per share, if such conversions, stock options and warrants had been included in the determination, the outstanding fully diluted shares would have been 201,328,937 and 25,311,026 for the year ended December 31, 2009 and 2008, respectively.

Derivative Financial Instruments

The Company’s derivative financial instruments consist of embedded derivatives related to the convertible debentures (see Note E). These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the Note Agreement and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity (“ASC 815-40”),” as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Any change in fair value inclusive of modifications of terms will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Conversion-related derivatives were valued using the intrinsic method and the warrants using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 527%; and risk free interest rate from 0.20% to 1.47%. The derivatives are classified as long-term liabilities.

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

Fair Values

In the first quarter of fiscal year 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”).  ASC 820-10 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. ASC 820-10 delays, until the first quarter of fiscal year 2009, the effective date for ASC 820-10 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of ASC 820-10 did not have a material impact on the Company’s financial position or operations. Refer to Footnote M for further discussion regarding fair valuation.

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

Effective January 1, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures – Overall (“ASC 820-10”) with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures – Overall – Implementation Guidance and Illustrations. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 820-10-65, Fair Value Measurements and Disclosures – Overall – Transition and Open Effective Date Information (“ASC 820-10-65”). ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company’s consolidated results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (“ASC 825-10-65”). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also required disclosure of the date through which subsequent events are evaluated by management.  ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively.  Because ASC Topic 855 impacted the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our results of operations or financial condition.  See Note 14 for disclosures regarding our subsequent events.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s consolidated results of operations or financial condition.

 In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s consolidated results of operations or financial condition.

Forward Looking Statements.

The foregoing Management Discussion and Analysis of Financial Condition and Results of Operations “forward looking statements” within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Company’s business strategies, continued growth in the Company’s markets, projections, and anticipated trends in the Company’s business and the industry in which it operates. The words “believe,” “expect,” “anticipate,” “intends,” “forecast,” “project,” and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Company’s expectations and are subject to a number of risks and uncertainties, including but not limited to, those risks associated with economic conditions generally and the economy in those areas where the Company has or expects to have assets and operations; competitive and other factors affecting the Company’s operations, markets, products and services; those risks associated with the Company’s ability to successfully negotiate with certain customers, risks relating to estimated contract costs, estimated losses on uncompleted contracts and estimates regarding the percentage of completion of contracts, associated costs arising out of the Company’s activities and the matters discussed in this report; risks relating to changes in interest rates and in the availability, cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic laws, regulations and taxes; risks related to changes in business strategy or development plans; risks associated with future profitability; and other factors discussed elsewhere in this report and in documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company’s control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-K will, in fact, occur. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances and other factors discussed elsewhere in this report and the documents filed or to be filed by the Company with the Securities and Exchange Commission.

Comparison of the Year Ended December 31, 2009 with the Year Ended December 31, 2008

During the year ended December 31, 2009 we had revenue of $238,518, as compared to no revenue for the year ended December 31, 2008.  The increase in revenue was attributable to us entering the used aircraft parts market in January 2009. Our gross profit for the year ended December 31, 2009 was approximately 57% of our gross revenue.

Operating expenses for the year ended December 31,2009 were 3,663,586 as compared to $1,151,842 for the year ended December 31, 2008. The operating expenses both years were primarily comprised of selling and administrative expenses, attributable to stock based compensation issued to key employees and consultants.

The Company produced an operating loss of $3,527,148 for the year ended December 31, 2009 as compared to an operating loss of $1,151,842 for the year ended December 13, 2008. Interest expense was $914,325 for the year ended December 31, 2009 as compared to $551,942 for the prior year.  The increase in interest expense is attributable to additional short term borrowing in 2009 with debt discounts associated with the debt instruments.

Net Income (Loss)

The Company produced a net loss of $2,680,423 in the year ended December 31, 2009 as compared to net loss of $1,535,322 for the same period in 2008.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2009 were $928.   Our working capital deficit at December 31, 2009 was $1,757,939.  Net cash used in operating activities for the year ended December 31, 2009 was primarily the result of our net loss adjusted for common stock issued for services rendered, income from debt settlement, unrealized gains of adjustment of derivative securities and an increase in accounts payable.  For the year ended December 31, 2009 we had no cash from investing activities. Net cash provided by financing activities for the year ended December 31, 2009 was $483,490 consisting primarily of $460,014 of proceeds of convertible debt and $23,476 and resulted from an advance from a shareholder.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES

DECEMBER 31, 2009 AND 2008

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934
INTERNATIONAL AEROSPACE ENTERPRISES, INC.

INTERNATIONAL AEROSPACE ENTERPRISES, INC.

Turner, Jones & Associates, P.L.L.C.
Certified Public Accountants
108 Center Street, North, 2nd Floor
Vienna, Virginia 22180-5712
(703) 242-6500
FAX (703) 242-1600

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

International Aerospace Enterprises, Inc.
123 West Nye Lane, Suite 129
Carson City, NV 89706
Tucson, AZ 85715

We have audited the accompanying consolidated balance sheets of International Aerospace Enterprises, Inc. (a Nevada Incorporation) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Aerospace Enterprises, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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
Vienna, Virginia
              April 13, 2010

Member American Institute of Certified Public Accountants

INTERNATIONAL AEROSPACE ENTERPRISES, INC
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS
CURRENT ASSETS:
Cash	$928	$-
Accounts receivable	10,662	-
Inventory	1,145,420	1,247,500
Total current assets	1,157,010	1,247,500

Other assets:
Unamortized financing costs, net of accumulated amortization and write off of $283,775 and $272,108, respectively	6,225	17,892

	$1,163,235	$1,265,392

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Cash overdraft	$-	$559

Accounts payable and accrued expenses	1,207,707	346,411
Advances from related parties	23,476	-
Notes payable, related parties	962,944	189,948
Convertible notes payable	720,822	585,712
Total current liabilities	2,914,949	1,122,630

Long term debt, less current maturities:
Derivative liability related to convertible debentures	1,155,842	2,266,930
Warrant liability related to convertible debentures	1	15
Convertible notes payable	152,282	338,511
Long term debt	-	1,000,000
Total long term liabilities	1,308,125	3,605,456

Total liabilities	4,223,074	4,728,086

Commitments and contingencies

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred stock, par value $0.001 per share; 25,000,000 shares authorized; 6,430,000 and 7,430,000 shares issued and outstanding as of December 31, 2009 and 2008, respectively	6,430	7,430
Common stock, par value $0.001 per share; 300,000,000 shares authorized, 100,984,063 and 1,574,424 shares issued and outstanding as of December 31, 2009 and 2008, respectively (See note F)	100,984	1,574
Additional paid in capital	12,601,155	9,616,287

Accumulated deficit	(15,768,408)	(13,087,985)

Total deficiency in stockholders' equity	(3,059,839)	(3,462,694)
	$1,163,235	$1,265,392

See the accompanying notes to the consolidated financial statements

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
REVENUE	$238,518	$-
Cost of sales	102,080	-
Gross profit	136,438	-

OPERATING EXPENSES:
Selling and administrative	3,663,586	1,151,144
Depreciation and amortization	-	698
Total operating expenses	3,663,586	1,151,842

LOSS FROM OPERATIONS	(3,527,148)	(1,151,842)

Unrealized gain on adjustment of derivative and warrant liability to fair value of underlying securities	1,721,102	134,954
Gain on extinguishment of debt	39,948	-
Interest expense, net	(914,325)	(551,942)

Net income (loss) from continuing operations before income taxes and discontinued operations	(2,680,423)	(1,568,830)

Income taxes	-	-

Net income (loss) from continuing operations before discontinued operations	(2,680,423)	(1,568,830)

Income from discontinued operations, net of income tax provision of $-0-	-	33,508

NET INCOME (LOSS)	$(2,680,423)	$(1,535,322)

Basic income (loss) per share:
Continuing operations	$(0.12)	$(1.00)
Discontinued operations	-	0.02
Basic income (loss) per share:	$(0.12)	$(0.99)

Diluted income (loss) per share:
Continuing operations	$(0.12)	$(1.06)
Discontinued operations	-	0.02
Diluted loss per share:	$(0.12)	$(1.05)

Weighted average number of common shares outstanding-basic	35,898,206	1,574,424

Weighted average number of common shares outstanding-fully diluted	35,898,206	1,574,424

See the accompanying notes to the consolidated financial statements

LIFESTEM INTERNATIONAL, INC
STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

					Additional		Treasury
	Preferred	Stock	Common	Stock	Paid in	Treasury	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance as of December 31, 2007	1,250,000	$1,250	1,312	$1	$7,570,446	$-	$-	$(11,552,663)	$(3,980,966)
Fractional shares issued in connection with reverse split			10	-	-	-	-	-	-
Preferred stock issued in March 2008 for services rendered	10,000,000	10,000	-	-	242,000	-	-	-	252,000
Preferred stock issued in April 2008 for services rendered	1,180,000	1,180	-	-	14,160	-	-	-	15,340
Preferred stock converted to common shares	(5,000,000)	(5,000)	1,000,000	1,000	4,000	-	-	-	-
Common stock issued in May 2008 for services rendered	-	-	4,607	5	461,144	-	-	-	461,149
Common stock issued on May 12, 2008 as payment towards convertible debentures	-	-	41	-	1,815	-	-	-	1,815
Common stock issued on June 12, 2008 as payment towards convertible debentures	-		20,000	20	244,980	-	-	-	245,000
Common stock issued on July 2008 as payment towards convertible debentures	-	-	30,000	30	8,970	-	-	-	9,000
Common stock issued on August 2008 as payment towards convertible debentures	-	-	98,334	98	22,918	-	-	-	23,016

Subtotal	7,430,000	$7,430	1,154,304	$1,154	$8,570,433	$-	$-	$(11,552,663)	$(2,973,646)

See the accompanying notes to the consolidated financial statements

LIFESTEM INTERNATIONAL, INC
STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

					Additional		Treasury
	Preferred	Stock	Common	Stock	Paid in	Treasury	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance forward	7,430,000	$7,430	1,154,304	$1,154	$8,570,433	$-	$-	$(11,552,663)	$(2,973,646)

Common stock issued on September 2008 as payment towards convertible debentures	-	-	132,002	132	26,869	-	-	-	27,001
Common stock issued in October 2008 as payment towards convertible debentures	-	-	106,668	107	3,093	-	-	-	3,200
Common stock issued in November 2008 as payment towards convertible debentures	-	-	117,392	117	3,833	-	-	-	3,950
Common stock issued in December 2008 as payment towards convertible debentures	-	-	64,058	64	2,818	-	-	-	2,882
Treasury shares received in exchange for sale of subsidiaries	-	-	-	-	-	-	(247,500)	-	(247,500)
Treasury shares issued in connection with acquisition of International Aerospace Enterprises, Inc,	-	-	-	-	-	-	247,500	-	247,500
Gain on disposal of discontinued operations to related party	-	-	-	-	1,009,241	-	-	-	1,009,241
Net loss	-	-	-	-	-	-	-	(1,535,322)	(1,535,322)
Balance, December 31, 2008	7,430,000	$7,430	1,574,424	$1,574	$9,616,287	$-	$-	$(13,087,985)	$(3,462,694)

See the accompanying notes to the consolidated financial statements

LIFESTEM INTERNATIONAL, INC
STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

					Additional		Treasury
	Preferred	Stock	Common	Stock	Paid in	Treasury	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance forward	7,430,000	$7,430	1,574,424	$1,574	$9,616,287	$-	$-	$(13,087,985)	$(3,462,694)
Common stock issued in January 2009 as payment towards convertible debentures	-	-	128,116	128	3,075	-	-	-	3,203
Common stock issued in February 2009 as payment towards convertible debentures	-	-	64,058	64	1,537	-	-	-	1,601
Common stock issued in March 2009 as payment towards convertible debentures	-	-	192,174	192	4,613	-	-	-	4,805
Common stock issued in April 2009 as payment towards convertible debentures	-	-	161,604	162	15,190				15,352
Fractional shares issued in connection with reverse split			1,152	1	(1)				-
Common stock issued in May 2009 for services rendered	-	-	10,133,330	10,133	2,219,200				2,229,333
Common stock issued as collateral in connection with note payable	-	-	11,000,000	11,000	(11,000)				-
Preferred stock converted to common shares	(1,000,000)	$(1,000)	10,000,000	$10,000	$(9,000)	$-	$-	$-	$-
Subtotal	6,430,000	$6,430	33,254,858	$33,254	$11,839,901	$-	$-	$(13,087,985)	$(1,208,400)

See the accompanying notes to the consolidated financial statements

LIFESTEM INTERNATIONAL, INC
STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

					Additional		Treasury
	Preferred	Stock	Common	Stock	Paid in	Treasury	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance forward	6,430,000	$6,430	33,,254,858	$33,254	$11,839,901	$-	$-	$(13,087,985)	$(1,208,400)
Common stock issued in June 2009 as payment towards convertible debentures	-	-	4,293,346	4,294	173,210	-	-	-	177,504
Common stock issued in July 2009 as payment towards convertible debentures	-	-	1,500,000	1,500	6,300	-	-	-	7,800
Common stock issued in August 2009 as payment towards convertible debentures	-	-	3,293,380	3,293	46,707	-	-	-	50,000
Common stock issued in September 2009 as payment towards convertible debentures	-	-	11,740,566	11,741	107,909	-	-	-	119,650
Common stock issued in October 2009 as payment towards convertible debentures	-	-	17,290,137	17,290	171,640	-	-	-	188,930
Common stock issued in November 2009 as payment towards convertible debentures	-	-	18,085,060	18,085	177,515	-	-	-	195,600
Common stock issued in December 2009 as payment towards convertible debentures	-	-	11,526,716	11,527	77,973	-	-	-	89,500
Net loss	-	-	-	-	-	-	-	(2,680,423))	(2,680,423)
	6,430,000	$6,430	100,984,063	$100,984	$12,601,155	$-	$-	$(15,768,408)	$(3,059,839)

See the accompanying notes to the consolidated financial statements

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(2,680,423)	$(1,568,830)
Net income from discontinued operations	-	33,508
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustments for depreciation and amortization	-	698
Common stock issued for services rendered	2,229,333	461,149
Preferred stock issued for compensation	-	267,340
Income derived from settlement of debt	853,945	315,863
Accretion of convertible notes payable	(51,119)	96,747
Unrealized gains on adjustment of derivative and warrant liability to fair value of underlying securities	(1,721,116)	(134,953)
Gain on extingishment of debt	(39,948)	-
Amortization and write off of financing costs	11,667	20,355
(Increase) decrease in:
Accounts receivable	(47,718)
Inventory	102,080	(50,000)
Prepaid expenses		5,000
Increase (decrease) in:
Cash overdraft	(559)	559
Accounts payable and accrued expenses	861,296	697,371
Net cash provided by (used in) operating activities, discontinued operations	-	(173,891)

Net cash used in operating activities	(482,562)	(29,084)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash disposed with discontinued operations	-	(3,854)
Net cash used in Investing activities	-	-
	-	(3,854)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from convertible debentures	460,014	-
Advances from (to) shareholders	23,476	-
Cash used in financing activities, discontinued operations	-	(101,685)

Net cash provided by financing activities	483,490	(101,685)

Net increase (decrease) in cash and cash equivalents	928	(134,623)
Cash and cash equivalents at beginning of period, continuing operations	-	111,150
Cash and cash equivalents at beginning of period, discontinued operations	-	23,473
Total cash and cash equivalents at beginning of period	-	134,623
Cash and cash equivalents at end of period	$928	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$2,388
Cash paid during the period for taxes	$-	$-
Unrealized (gain) loss on adjustment of derivative and warrant liability to fair value of underlying securities	$(1,721,116)	$(134,953)

NON - CASH FINANCING ACTIVITIES:
Preferred stock issued in exchange for services	$-	$267,340
Common stock issued for services rendered	$2,229,333	$461,149
Reduction of note payable, related party by assignment of sales proceeds	$27,856	$-
Fair value of common stock issued as collateral of note payable, related party	$2,200,000	$-
Common stock issued in exchange for convertible debentures	$853,945	$315,864

See the accompanying notes to the consolidated financial statements

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

International Aerospace Enterprises, Inc., (formerly Traffic Technology Inc.) (“Company”) was organized on April 29, 2002 under the laws of the state of Nevada. The Company is provider of military aircraft spare parts.

From its inception through the date of these financial statements the Company has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of December 31, 2009, the Company has accumulated losses of $15,768,408.

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

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”). ASC 605-10 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts to customersare provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

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

 Accounts Receivable

The Company assesses the realization of its receivables by performing ongoing credit evaluations of its customers' financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received. The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts and notes receivable was $-0- as of December 31, 2009 and 2008.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur expenditures on research and product development for the year ended December 31, 2009 and 2008.

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

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company did not incur advertising costs in continuing operations for the years ended December 31, 2009 and 2008, respectively.

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

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”). The Company made no employee stock-based compensation grants before December 31, 2005 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006. Stock-based compensation expense recognized under ASC 718-10 for the years ended December 31, 2009 and 2008 was $2,229,333 and $728,489, respectively.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. At December 31, 2009 and 2008, the Company’s outstanding accounts receivable from continuing operations was $10,662 and $-0-, respectively.

Net Loss per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Conversions of convertible debt, stock options and warrants have been excluded as common stock equivalents in the diluted losses per share because they are either anti-dilutive, or their effect is not material. However, for diluted earnings per share, if such conversions, stock options and warrants had been included in the determination, the outstanding fully diluted shares would have been 201,328,937 and 25,311,026 for the year ended December 31, 2009 and 2008, respectively.

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Derivative Financial Instruments

The Company’s derivative financial instruments consist of embedded derivatives related to the convertible debentures (see Note E). These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the Note Agreement and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity (“ASC 815-40”),” as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Any change in fair value inclusive of modifications of terms will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Conversion-related derivatives were valued using the intrinsic method and the warrants using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 527%; and risk free interest rate from 0.20% to 1.47%. The derivatives are classified as long-term liabilities.

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

Fair Values

In the first quarter of fiscal year 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”).  ASC 820-10 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. ASC 820-10 delays, until the first quarter of fiscal year 2009, the effective date for ASC 820-10 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of ASC 820-10 did not have a material impact on the Company’s financial position or operations. Refer to Footnote M for further discussion regarding fair valuation.

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

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

Effective January 1, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures – Overall (“ASC 820-10”) with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures – Overall – Implementation Guidance and Illustrations. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 820-10-65, Fair Value Measurements and Disclosures – Overall – Transition and Open Effective Date Information (“ASC 820-10-65”). ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company’s consolidated results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (“ASC 825-10-65”). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s consolidated results of operations or financial condition.

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also required disclosure of the date through which subsequent events are evaluated by management.  ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively.  Because ASC Topic 855 impacted the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our results of operations or financial condition.  See Note 14 for disclosures regarding our subsequent events.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s consolidated results of operations or financial condition.

NOTE B - INVENTORIES

Inventory is stated at the lower of cost or market. The cost is determined using the first-in first-out method. Costs of inventory include costs associated with the procurement and transportation of products and other related inventory costs.

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE C – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At December 31, 2009 and 2008, accounts payable and other accrued liabilities are comprised of the following:

	2009	2008
Accrued expenses	$333,797	$-
Payroll taxes payable	178,430	178,430
Accrued interest payable	279,480	167,981
Accrued consulting fees	416,000	-
Total	$1,207,707	$346,411

NOTE D – RELATED PARTY TRANSACTIONS

On December 26, 2008, the Company sold subsidiaries KD Medical, Inc., Molecula, Inc., Molecularware, Inc. and LifeStem, Inc. to two officers and majority shareholders in exchange for 49,000,000 shares of the Company’s common stock, 5,000,000 shares of the Company’s preferred stock and promissory notes payables of $150,000.

The Company’s current officers and shareholders have advanced funds to the Company for travel related and working capital purposes.  No formal repayment terms or arrangements existed. There were $23,476 and $-0- advances due at December 31, 2009 and 2008. See Note E below relating to outstanding related party notes.

During the year ended December 31, 2009; related parties provided services and other related costs towards the Company’s operations in exchange for notes totally an aggregate of $190,800.

During the year ended December 31, 2009; the Company issued an aggregate of 1,166,666 shares of the Company’s common stock for services to officers and directors.  The shares were recorded at the prevailing market price at the time of issuance of $245,667.

During the year ended December 31, 2008, the Company issued a non interest bearing note to Sunshine Industries (“Sunshine”), a company owned by the President, to acquire inventory.  Invoicing and subsequent collections are processed through Sunshine with the proceeds from collections applied against the outstanding related party note.  For the year ended December 31, 2009, approximately $227,856, or 100% of the Company’s sales were invoiced and, collected and applied against the outstanding related party note.

Consulting services are provided by Global Business Development, a company owned and controlled by shareholders.  During the year ended December 31, 2009; the Company incurred at an aggregate of $525,892 in service fees provided.

During the year ended December 31, 2009; a former shareholder and officer forgave $39,948 in outstanding notes payable and accrued outstanding payable obligations in conjunction with the final payoff of other existing notes.

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE E – NOTES PAYABLE

Notes payable at December 31, 2009 and 2008 consists of the following:

	2009	2008
Note payable, related party, due June 11, 2010; noninterest bearing, unsecured	$772,144	$1,000,000
Notes payable, total monthly payments of $25,440 per month including interest at 6% per annum, due June 2008; unsecured	-	150,000
Notes payables-shareholders, accrues interest at 0% per annum, unsecured	-	39,948
Notes payable, related party, due October 2010, interest rate of 6% per annum due at maturity, unsecured	60,800	-
Note payable, related party, due January 28, 2010, noninterest bearing, unsecured	100,000	-
Note payable, related party, due December 7, 2010, interest rate of 6% per annum due at maturity, unsecured	30,000
	962,944	1,189,948
Less: current maturities:	(962,944)	(,189,948)
Long term portion	$-	$1,000,000

On December 11, 2008, the Company issued a promissory note payable due June 11, 2010 in connection with the acquisition of inventory. The note is non interest bearing and unsecured. See Note D above.

On December 26, 2008, the Company issued two $75,000 notes payable to former officers and shareholders in connection with the sale of certain operating subsidiaries. The notes bear interest of 6% per annum, payable in monthly installments of $12,720 including interest and are unsecured.  In connection with the final payment of these notes, the former officers and shareholders relinquished their rights and demands for the outstanding $39,948 remaining note.  The Company recorded a gain of $39,948 on extinguishment of debt.

During the year ended December 31, 2009; related parties provided services and other related costs towards the Company’s operations in exchange for notes totally an aggregate of $190,800.

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE F - CONVERTIBLE NOTES PAYABLE

A summary of convertible promissory notes payable at December 31, 2009 and 2008 are as follows:

	2009	2008

10% convertible debenture, with related party, is payable on demand, unpaid principal together with accrued and unpaid interest is, at the option of the holder, convertible into shares of the Company’s common stock at a time or conversion price equal to fifty percent of the closing price of the Company’s common stock on the date of conversion. The Company has recorded $100,000 as a beneficial conversion discount-interest expense during the year ended December 31, 2003. In 2005, the note was converted to a non-interest bearing debenture.	53,577	53,577

10% convertible debenture with interest due quarterly subject to certain conditions, due three years from the date of the note. The holder has the option to convert unpaid principal to the Company’s common stock at the lower of (i) $0.14 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (see below)1	215,857	532,135

8% convertible debenture with interest due quarterly subject to certain conditions, due three years from the date of the note. The holder has the option to convert unpaid principal to the Company’s common stock at the lower of (i $0.14 or (ii 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (see below)2	440,703	262,370

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

 NOTE F - CONVERTIBLE NOTES PAYABLE (continued)

	2009	2008

10% convertible debenture with interest due quarterly subject to certain conditions, due three years from the date of the note. The holder has the option to convert unpaid principal to the Company’s common stock at the lower of (i $0.14 or (ii 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (see below)3	152,282	76,141

8% convertible debentures with interest due at maturity subject to certain conditions, due one year from the date of the note. The holder has the option to convert unpaid principal to the Company’s common stock at 50% of the average of the five lowest intraday trading prices for the common stock on a principal market before, but not including, conversion date. The convertible notes are unsecured.4	7,808	-

8% convertible debentures with interest due at maturity subject to certain conditions, due one year from the date of the note. The holder has the option to convert unpaid principal to the Company’s common stock at 50% of the average of the five lowest intraday trading prices for the common stock on a principal market before, but not including, conversion date. The convertible notes are unsecured.5	2,877	-
Total	873,104	924,223
Less current maturities	(720,822)	(585,712)
Long term portion	$152,282	$338,511

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

 As of December 31, 2009, the Company issued to the investors Convertible Notes in a total amount of $2,000,000 in exchange for net proceeds of $1,635,667. The proceeds that the Company received were net of prepaid interest of $133,333 representing the first eight month’s interest calculated at 10% per annum for the aggregate of $2,000,000 of convertible notes, and related fees and costs of $255,000. Prepaid interest is amortized over the first eight months of the note and capitalized financing costs were amortized over the maturity period (three years) of the convertible notes.

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

 NOTE F - CONVERTIBLE NOTES PAYABLE (continued)

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

For the year ended December 31, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $-0- and $99,726, respectively

2.  The previous Company (Lifestem International, Inc.) entered into a Securities Purchase Agreement with four accredited investors on July 13, 2007 for the issuance of an aggregate of $535,000 of convertible notes (“Convertible Notes”), and attached to the Convertible Notes were warrants to purchase 10,000,000 shares of the Company’s common stock. The Convertible Notes accrue interest at 8% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.14 or (ii) 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. The effective interest rate at the date of inception was 63.23% per annum.  International Aerospace Enterprises, Inc. in the merger inherited this liablity.

As of December 31, 2009, the Company issued to the investors Convertible Notes in a total amount of $535,000 in exchange for net proceeds of $500,000. The proceeds that the Company received were net of related fees and costs of $35,000. Capitalized financing costs are amortized over the maturity period (three years) of the convertible notes.

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

For the year ended December 31, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $178,333 and $178,822, respectively.

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

As of December 31, 2009, the Company issued to the investors Convertible Notes in a total amount of $228,423 in exchange for reduction in interest liability of $228,423.

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

 NOTE F - CONVERTIBLE NOTES PAYABLE (continued)

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

For the year ended December 31, 2009 and 2008, the Company amortized the debt discount and charged $71,141 and $76,141 to interest expense, respectively.

4.  On October 16, 2009, the Company issued a convertible debenture to accredited investors for $150,000 of convertible note (“Convertible Note”). The Convertible Note accrues interest at 8% per annum, payable at maturity, and is due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of 50% of the average of the five lowest intraday trading prices for the common stock on a principal market before but not including conversion date. The effective interest rate at the date of inception was indeterminable.

4.  On December 1, 2009, the Company issued a convertible debenture to accredited investors for $50,000 of convertible note (“Convertible Note”). The Convertible Note accrues interest at 8% per annum, payable at maturity, and is due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of 50% of the average of the five lowest intraday trading prices for the common stock on a principal market before but not including conversion date. The effective interest rate at the date of inception was indeterminable.

The accompanying financial statements comply with current requirements relating to warrants and embedded derivatives as described in Accounting Standards Codification subtopic 815-10, Derivatives and Hedging and ASC 470-20 as follows:

●
The Company allocated the proceeds received between convertible debt and detachable warrants based upon the relative fair market values on the dates the proceeds were received. The fair values of the detachable warrants and the embedded derivatives were determined under the Black-Scholes option pricing formula and the intrinsic method, respectively

●
Subsequent to the initial recording, the increase (or decrease) in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the increase (or decrease) in the intrinsic value of the embedded derivatives of the convertible debentures are recorded as adjustments to the liabilities at December 31, 2009 and 2008, respectively.

●
The expense relating to the increase (or decrease) in the fair value of the Company’s stock reflected in the change in the fair value of the warrants and derivatives is included as other income item as a gain or loss arising from convertible financing on the Company’s balance sheet.

●	Accreted principal of $873,104 and $924,223 as of December 31, 2009 and 2008, respectively.

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE G – CONVERTIBLE PREFERRED STOCK

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

NOTE H – STOCKHOLDERS EQUITY

Preferred stock

The Company is authorized to issue 25,000,000 shares of $0.001 preferred stock.  As of December 31, 2009 and 2008, there were 6,430,000 and 7,430,000 shares issued and outstanding.

During the year ended December 31, 2008, the Company issued an aggregate of 11,180,000 shares of its preferred stock for services rendered.  The fair value of $267,340 was determined based on the prevailing market price of the underlying common stock.

During the year ended December 31, 2008, certain Company officers converted 5,000,000 shares of preferred stock to 1,000,000 shares of the Company’s common stock (see reverse split dated April 29, 2009 below.

During the year ended December 31, 2009, 1,000,000 shares of preferred stock were converted into 10,000,000 shares of the Company’s common stock.  Of the 10,000,000 shares of common stock issued, 550,000 were to current officers.

Common stock

The Company is authorized to issue 300,000,000 shares of $0.001 common stock.  As of December 31, 2009 and 2008, there were 161,984,063 and 1,574,424 shares issued and outstanding.

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

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE H - COMMON STOCK (continued)

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

In May 2009 the Company issued an aggregate of 10,133,330 shares of common stock for services rendered valued at $2,201,833 which represented the fair value of the common stock at the time of issuance and charged to current period operations.  Of the share issued above, 6,116,666 ($506,966) were issued to current officers and directors.

In June 2009, the Company issued an aggregate of 4,293,346 shares of common stock in exchange for convertible notes payable of $177,504.

In July 2009, the Company issued an aggregate of 1,500,000 shares of common stock in exchange for convertible notes payable of $7,800.

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE H - COMMON STOCK (continued)

In August 2009, the Company issued an aggregate of 3,293,380 shares of common stock in exchange for convertible notes payable of $50,000.

In September 2009, the Company issued an aggregate of 11,740,566 shares of common stock in exchange for convertible notes payable of $119,650.

In October 2009, the Company issued an aggregate of 17,290,137 shares of common stock in exchange for convertible notes payable of $188,930.

In November 2009, the Company issued an aggregate of 18,085,060 shares of common stock in exchange for convertible notes payable of $195,600.

In December 2009, the Company issued an aggregate of 11,526,716 shares of common stock in exchange for convertible notes payable of $89,500

NOTE I – OPTIONS AND WARRANTS

Non-Employee Stock Options

On December 1, 2002, the Company issued 80,000 options to a consultant as incentive to enter into a consulting agreement with the Company for a period of one year. The 80,000 options vest quarterly over a period of three years with an exercise price of $.01 per share and a life of ten years from the date of grant.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants at December 31, 2009.

		Options Outstanding		Options Exercisable

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.001	1	2.92	$150.00	1	$001

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE I – OPTIONS AND WARRANTS (continued)

Transactions involving stock options issued to consultants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2007	1	$0.001
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2008	1	0.001
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2009	1	$0.001

Warrants

The Company issued 67 warrants during the year ended December 31, 2007 in connection with the issuance of convertible notes payable (see note F). The Company did not grant any compensatory warrants during the years ended December 31, 2009 and 2008. The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock.

Warrants (continued)

	Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price		Number Exercisable	Weighted Average Exercise Price
$0.02	67	4.53		$0.02	67	$0.02
$0.20	40	0.40		$0.20	40	$0.20
$0.35	40	0.40		$0.35	40	$0.90
	147	2.32	$		147

 Transactions involving warrants issued to non-employees are summarized as follows:

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE I – OPTIONS AND WARRANTS (continued)

	Number of Shares	Weighted Average Price Per Share
Outstanding as of January 1, 2008	147	$0.17
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding as of December 31, 2008	147	0.17
Granted	-	-
Exercised	—	—
Canceled or expired	—	—
Outstanding as of December 31, 2009	147	$0.17

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

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. A management estimates that at December 31, 2009, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $16,100,000, expiring in the year 2024, that may be used to offset future taxable income. Due to significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of December 31, 2009 and 2008 are as follows:

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE J - INCOME TAXES (continued)

 Non current:

	2009	2008

Net operating loss carry forward	$5,600,000	$3,500,000
Valuation allowance	(5,600,000)	(3,500,000)
Net deferred tax asset	—	—

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

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE M- FAIR VALUE (continued)

Items recorded or measured at fair value on a recurring basis in the accompanying condensed financial statements consisted of the following items as of December 31, 2009:

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3 (A)
Assets:
None
Liabilities:
Derivative Liability	$(1,155,842)	$—	$		$(1,155,842)
Warrant Liability	$(1)	$—		$—	$(1)
Total	$(1,155,843)	$—		$—	$(1,155,843)
(A) Fair value is estimated based on internally-developed models or methodologies utilizing significant inputs that are unobservable from objective sources.

The table below presents a reconciliation of the beginning and ending balances of our derivative liability during the year ended December 31, 2009:

Derivative Liability:
Balance, January 1, 2009	$2,266,930
Additions	610,015
Net reductions to derivative liability	$(1,721,102)
Balance, December 31, 2009	$1,155,843

The table below presents a reconciliation of the beginning and ending balances of our warrant liability during the year ended December 31, 2009:

Warrant Liability:
Balance, January 1, 2009	$15
Reductions to warrant liability	$(14)
Balance, December 31, 2009	$1

During the year ended December 31, 2009, the Company recognized a net unrealized gain of $1,721,102 in connection with the change in the derivative and warrant liability. The unrealized loss was charged to operations under the unrealized gain (loss) on change in fair value of derivative and warrant liability included in other income (expense).

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

The subsidiaries are classified as a discontinued operation in accordance with ASC 360-10. The Consolidated Statements of Operations for all prior periods have been reclassified to reflect the discontinuance of operations. The operating results of the subsidiaries for all periods are as follows:

December 31, 2008
Net sales	$1,210,590

Income (loss) before income taxes	33,508
(Provision) for income taxes	—

Discontinued operations, net of tax	$33,508

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE O - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share as of December 31 2009 and 2008, respectively:

	2009	2008
Income (loss) available for common shareholders	$(2,680,423)	$(1,535,322)
Basic income (loss) per share	$(0.12)	$(0.99)
Fully diluted income (loss) per share	$(0.12)	$(0.99)
Weighted average common shares outstanding-basic	35,898,206	1,574,424
Weighted average common shares-fully diluted	162,556,334	25,311,026

Net loss per share is based upon the weighted average shares of common stock outstanding.

NOTE P - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the year ended December 31, 2009 and 2008, the Company has incurred operating losses of $2,680,423 and $1,535,322, respectively. In addition, the Company has a deficiency in stockholder’s equity of $3,059,839 and $3,462,694 at December 31, 2009 and 2008, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE Q – SUBSEQUENT EVENTS

Subsequent events have been evaluated through April 15, 2010, a date that the financial statements were issued.

In January 2010, the Company issued an aggregate of 18,943,199 shares of its common stock in exchange for convertible notes of $97,108

In February 2010, the Company issued an aggregate of 19,264,884 shares of its common stock in exchange for convertible notes of $58,452.

In March 2010, the Company issued an aggregate of 13,841,400 shares of its common stock in exchange for convertible notes of $20,765.

On April 15, 2010, the Company designated 1,000,000 shares of authorized preferred stock as “Series B Preferred”, $0.001 par value with the following designations:

●	Voting: Each Series B Preferred share shall vote together with common stock as a single class on a one hundred votes per share basis
●	Dividends: Holders of Series B Preferred shares shall not be entitled to receive any dividends
●	Redemption: Shares of Series B Preferred shares may be redeemed by the Corporation at any time after holder’s termination of employment with the Corporation

On April 15, 2010, the Company issued 1,000,000 shares of Series B Preferred stock as officer compensation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with auditors for the period ended December 31, 2009.

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

Our management, including the chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework defined in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management’s assessment of the control environment included all significant locations and subsidiaries.

Material Weaknesses

Based on our evaluation under COSO, management concluded that our internal control over financial reporting was not effective as of December 31, 2009, due to control deficiencies in three areas that we believe should be considered material weaknesses. A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Management has drafted a whistle-blower policy, and will communicate the policy as soon as it is approved by the Board of Directors. In addition, management is compiling specific procedures for the Chairman of the Audit Committee to independently investigate and resolve any issues or concerns raised

Limitations on Effectiveness of Controls and Procedures

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

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below is certain information regarding our directors and executive officers.

Name	Age	Position
John Peck Saffet Uslu	64	Chairman, Chief Executive Officer President
Sylvia Quintero	51	Secretary, Treasurer

David McLarney	52	Director

John M. Peck – Chief Executive Officer, Director

John M. Peck, has been our Chairman and Chief Executive Officer since December 2008.     He also served as our President until July 1, 2009.  He was President/CEO of JOLIN Industries, Inc., from 2006 to 2009. Mr. Peck provided marketing and consulting services to aerospace companies and countries where he was involved in the purchasing and sales of military aircraft parts. From 2005 to 2006, Mr. Peck was a consultant to ACTMI where he was involved in the creation of, and expansion thereafter, of ACTMI’s International customer base. From 2002 through 2005, Mr. Peck was a Procurement and Supply Chain Account Analyst and Buyer to Technical and Management Services Corporation (TAMSCO) as the Program Manager of Saudi Arabian Operations (in country) where he managed an annual budget of over $500,000,000.00 USD as a subcontractor to the United States Air Force headed by the United States State Department. From 1995 to 2001 Mr. Peck worked as a consultant to the Senior Vice President of Operations and Business Development for SR (Sperry Rand Corporation) on a systems development project designed to track the status of worldwide hardware purchases for the Kingdom of Saudi Arabia, United Kingdom and the United States. From 1993 to 1995 Mr. Peck worked with Hughes Aircraft Systems International on the “Peace Shield Program” with an annual operating budget of over $1 Billion USD.

Mr. Peck attended University of Maryland from 1963-1966, LaSalle Institute in 1969, Troy State from 1978-1981, Calhoun College from 1983-1984 and California Coast College from 1992-1994. Mr. Peck earned Military Schooling Diplomas in more than forty individual classes, with concentrations in computer science and logistics.

Saffet Uslu-President

Mr Uslu has served as our President since July 2009.   For the last ten years he has served as the President and Chief Executive Officer of Sunshine Industries USA Inc., a company that was engaged in the sale of military parts and supplies.  Mr. Uslu established business relationships with the Turkish government while working for Sunshine Industries USA Inc. Mr Uslu holds a Master’s Science Degree in engineering from the University of Southern California  and  a Bachelor Science Degree in Mechanical Engineering from Technical University of Turkey.

Sylvia C. Quintero, MBA – Secretary, Treasurer,

Ms. Quintero,  has served as our Secretary and Treasurer since December 2008.  She is currently the Senior Business Manager at the University of Arizona, Department of Immunobiology. She also has served as Director of Finance for Arizona Aircraft Spares from 2003 to 2004. Prior to that, Ms. Quintero was the Business Manager for the University of Arizona Department of Journalism where her duties included supervision, oversight of daily business operations including accounting, payroll, budget and finance projections, purchasing and personnel hiring.

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

David W. McLarney, MBA – Director

Mr. McLarney, serves as Head of the Company’s audit committee providing Board oversight for the company and its shareholders. Mr. McLarney is currently a senior airline Check Pilot and Flight Test Analyst for A 321, B 737/757 aircraft for U.S. Airways, Inc. He has been employed by U.S. Airways, Inc. since 1986.

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

Directors’ Term of Office

Directors will hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by our board of directors and serve at the discretion of the board of directors.

Audit Committee

The Audit Committee is comprised of David McLarney. The Audit Committee is responsible for recommending the Company’s independent public accounting firm and reviewing management’s actions in matters relating to audit functions. The Committee reviews with the Company’s independent public accountants the scope and results of its audit engagement and the Company’s system of internal controls and procedures. The Committee also reviews the effectiveness of procedures intended to prevent violations of laws. The Committee also reviews, prior to publication, our reports on Form 10-K and Form 10-Q. Our board has determined that all audit committee members are independent under applicable SEC regulations. Our board of directors has determined that Mr. McLarney qualifies as an “audit committee financial expert” as that term is used in Section 407 of the Sarbanes-Oxley Act of 2002.  Our Audit Committee charter is located on our website www.adeonapharma.com.

Compensation Committee and Nominating Committee

Our Compensation Committee consisted of Donald Ross until his untimely death and now consists of all board members. These committees perform several functions, including reviewing all forms of compensation provided to our executive officers, directors, consultants and employees, including stock compensation, and recommending appointments to the board and appointment of executive officers.

One of the purposes of our nominating committee is to assist the Board in identifying qualified individuals to become members of your Board.  The committee seeks individuals who have an inquisitive and objective perspective, practical wisdom and mature judgment, and the talent and expertise to understand, and provide sound and prudent guidance with respect to, the Company’s activities, operations and interests.  Candidates must also be individuals who have the highest personal and professional integrity, who have demonstrated exceptional ability and judgment, and who are likely to be the most effective, in conjunction with the other members of your Board, in collectively serving the long-term interests of shareholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who beneficially own more than 10 percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock.  Such officers, directors and persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file with the SEC.

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended December 31, 2009 except that Mr. Peck, Mr. Uslu, and Ms. Quintero failed to file Form 3s when they became officers of the Company and Mr. McLarney also failed to file a Form 3 when he became a director of the Company..

Code of Ethics

The Company has long maintained a Code of Ethical Conduct which is applicable to all directors, officers and employees of the Company.  In addition, the Company has adopted a Code of Ethics for CEO and Senior Financial Officers which applies to the Company’s Chief Executive Officer, Chief Financial Officer, Treasurer and Controller.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and controller.  Such code of ethics is posted on the Company’s internet website, which is located at www.IAE247.com.

ITEM 11. EXECUTIVE COMPENSATION

The following table discloses information for the fiscal year ended December 31, 2009 regarding the total compensation we paid to each individual who served as our principal executive officer during the year ended December 31, 2009 and any other most highly compensated executive officer whose total compensation exceeded $100,000 during the year ended December 31, 2009.

Name and Principal Position	Year	Salary		Bonus	Stock Awards (1)	Equity Awards	Non-Equity Incentive Plan Compensation	All Other Compen- sation	Totals
John Peck	2009	$126,000	(2)						$126,000
Chief Executive Officer	2008
									$587,856
Saffet Uslu	2009	$377,856	(3)		$110,000
President	2008

Sylvia Quintero	2009	$10,000			$110,000				$120,000
Secretary/Treasurer	2008

(1) Reflects 500,00 shares of restricted stock
(2) All of this amount was accrued
(3) $140,000 of this amount was accrued

The following table contains information relating to grants of stock options made during the fiscal year ended December 31, 2009, to our executive officers. No stock options were issued or exercised by our senior executive officers during the last fiscal year.

 Compensation of Directors

The following table sets forth information for the fiscal year ended December 31, 2009 regarding the compensation of our directors who at December 31, 2009 were not also named executive officers.

	Fees earned		Other
Name	or paid in cash(1)	Option awards	compensation	Total
David McLanney	$10,000			$10,000

(1)	This amount has been accrued.

Equity Compensation Plan Information

As of December 31, 2009, the number of stock options and restricted common stock outstanding under our equity compensation plans, the weighted average exercise price of outstanding options and restricted common stock and the number of securities remaining available for issuance were as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Plans Approved By Shareholders

Total Plans Approved By Shareholders

Equity Plans Not approved By Shareholders	10,000,000	-0-	-0-

Total All Plans	10,000,000	-0-	-0-

Employment Agreements

In July 2009 we entered into an employment agreement with Safft Uslu to service as our President for a three year term.  The agreement provides for a base salary of $140,000 plus the ability to receive a cash bonus equal to 5% of our net profits.   Mr Uslu is to receive 1,000,000 shares of restricted stock upon execution of the agreement of which said shares have not yet been issued and is entitled to annual stock issuances based upon the percent increase in the company’s gross sales which range from 125,000 shares to 500,000 shares.  In the event of a change of control or termination by the company without cause, Mr. Uslu is entitled to receive his one year salary.

In December 2008 we entered into an employment agreement with John Peck to service as our Chief Executive Officer/ President for a three year term.  The agreement provides for a base salary of $126,000 plus the ability to receive a cash bonus equal to 5% of our net profits.   Mr. Peck is entitled to annual stock issuances based upon the percent increase in the company’s gross sales which range from 125,000 shares to 500,000 shares.  In the event of a change of control or termination by the company without cause, Mr. Peck is entitled to receive his one year salary and in the event of death his estate is entitled to receive an annual payment of $96,000 for the remainder of the term of the agreement. Mr. Peck is also entitled to receive 1,000,000 shares of preferred stock that vote on a 100:1 basis. Upon termination of employment the Company may Redeem all such shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock and warrants to purchase shares of our common stock as of April 15, 2010 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. The principal address of each of the stockholders listed below except as indicated is c/o International Aerospace Enterprises, Inc., 123 West Nye Lane, Suite 129, Carson City, Nevada 89706.    We believe that all persons named in the table have sole voting and investment power with respect to shares beneficially owned by them. All share ownership figures include shares issuable upon exercise of options or warrants exercisable within 60 days of April 15, 2010, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

Principal Stockholders Table

Name of Owner(1)	Shares Owned	Percentage of Shares Outstanding
John M. Peck(2)	100,000,000	37.97%
Saffet Uslu(3)	11,500,000	7.04%
Sylvia Quintero David McLarney	500, 000 1,046,666
All officers and directors as a group (4 persons)	113,096,666	44.01%

*	Less than 1%
(1)	Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.
(2)	Includes 1,000,000 shares of preferred stock that vote on as convented basis on a 100:1 vote per share basis.
(3)	Includes 11,000,000 shares issued to a company controlled by Mr.Uslu as collateral for a loan by the company which must be returned to the Company upon repayment of the loan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On December 26, 2008, the Company sold subsidiaries KD Medical, Inc., Molecula, Inc., Molecularware, Inc. and LifeStem, Inc. to two officers and majority shareholders in exchange for 49,000,000 shares of the Company’s common stock, 5,000,000 shares of the Company’s preferred stock and promissory notes payables of $150,000.

The Company’s current officers and shareholders have advanced funds to the Company for travel related and working capital purposes.  No formal repayment terms or arrangements existed. There were $23,476 and $-0- advances due at December 31, 2009 and 2008. See Note E below relating to outstanding related party notes.

During the year ended December 31, 2009; related parties provided services and other related costs towards the Company’s operations in exchange for notes totally an aggregate of $190,800.

During the year ended December 31, 2008, the Company issued a non interest bearing note to Sunshine Industries, a Company owned by the President to acquire in inventory. For the year ended December 31, 2009 approximately $ 227,856 of the Company’s sales were invoiced and collected and applied against the note.

During the year ended December 31, 2009, a Former shareholder and officer for gave $ 39,948 in outstanding notes payable and accrued outstanding payable Obligations.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the years ended December 31, 2009 and 2008 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	December 31, 2008	December 31, 2009
(i) Audit Fees	$45,442	$40,000
(ii) Audit Related Fees	$0	$0
(iii) Tax Fees	$0	$0
(iv) All Other Fees	$0	$0
Total fees	$45,442	$40,000

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” There were no Audit-Related services provided in fiscal 2009 or 2008.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax services provided in fiscal 2009 or 2008.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2009 or 2008.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

International Aerospace Enterprises, Inc.
By:	/s/ John M. Peck
John M. Peck Chief Executive Officer (Principal Executive Officer) Date: April 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature	Title	Date

/s/ John M. Peck	CEO/Director(Principal Executive Officer)	April 15, 2010
John M. Peck

/s/Sylvia C. Quintero	Secretary/Treasurer	April 15, 2010
Sylvia C. Quintero

EXHIBIT INDEX

Exhibit No.	Description

2.1	Articles of Incorporation*
2.1.1	Articles of Amendment to Articles of Incorporation, dated September 16, 1998*
2.1.2	Articles of Amendment dated March 20, 2003*
2.1.3	Articles of Merger dated March 20, 2003 for redomicile *
2.1.3.1	Merger Agreement underlying Articles of Merger for redomicile *
2.1.4	Articles of Merger dated March 20, 2003 for merger of subsidiary, CalbaTech, Inc., into Parent, Traffic Technology, Inc. with name change to CalbaTech, Inc. post merger *
2.1.4.1	Merger Agreement underlying Articles of Merger for merger of Subsidiary and Parent and concurrent name change *
2.1.4.2	Certificate of Designations
2.2	Bylaws of Traffic Technology, Inc., a Nevada Corporation *
6.1	Consulting Agreement with Pinnacle West Capital Corporation, dated May 30, 2000*
6.2	Distributor Agreement with Layton Solar, dated April 3, 2000*
6.2.1	Amendment to Distributor Agreement with Layton Solar, dated August 24, 2000*
6.3	Distributor Agreement with IMS Industries, dated March 17, 2000*
6.4	Distributor Agreement with Taiwan Signal Technologies Co., dated June 30, 2000*
6.5	Distributor Agreements with Artflex, Sinalizacao and Viaria Ltd., dated August 7, 2000*
6.6	Distributor Agreement with Supremetech Engineering Co. dated August 15, 2000*
6.7	Consulting Service Agreement for LED Traffic Signal Technology Transfer and Licensing with JCI Group, Inc. (China), dated January 8, 2001*
6.8	LED Single Lens Traffic Signal Technology Transfer and Consulting Service Agreement with JCI Group, Inc. Japan), dated April 25, 2001*
6.9	Form of Distributor Agreement (United States)*
10.1	Employment Agreement for John Peck incorporated by reference to the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2009 *
10.2	Employment Agreement for Saffet Uslu incorporated by reference to the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2009 *
10.3
10.4
10.5	Asset Purchase Agreement (Zoval Enterprises) *
10.6	Agreement and Plan of Reorganization for the acquisition of Molecularware *
10.7	Agreement and Plan of Reorganization for the acquisition of Molecula *
10.8	Lease Agreement for KD Medical with Snowden First, LLC *
10.9	Amendment to John Peck Employment Agreement
23.1	Consent of De Joya Griffith & Company, LLC (filed herein)
24.1
31.1	Rule 13a-14(a)/15d-14(a) Certification of John Peck (filed herein).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Sylvia Quintero (filed herewith).
32.1	Section 1350 Certification of John Peck (filed herein).
32.2	Section 1350 Certification of (filed herein).

* Documents previously filed with the SEC