Form 10-K/A
period 2009-12-31
International Aerospace Enterprises, Inc.
filed 2010-05-17
CIK 1156293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
(Do not check if a smaller reporting company)

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates of the Company as of June 30, 2009: Common Stock, par value $0.001 per share -- $2,714,969.   As of April 1, 2010, the Company had 163,384,660 shares of common stock issued and outstanding, of which 50,287,994 were held by non-affiliates.

There are no documents incorporated by reference in this Form 10-K.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2009 is being filed to correct certain typographical errors in the 10-K and the inadvertent omission of the equity awards chart.

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

We may not be profitable.

For the year ending December 31, 2009, our revenue was $238,518 and selling and administrative expenses of $3,663,586.  Our loss from operations was $3,527,148 and our net loss was $2,680,423.  We expect to continue to incur expenses.  In order to establish our business, we will need to rely on the sales of the products.  We therefore expect to incur substantial operating losses for the foreseeable future.  Our ability to become profitable depends on our ability to have successful operations and sustain sales, while maintaining reasonable expense levels, all of which are uncertain in light of our absence of any prior operating history.

Our independent auditors have expressed concern regarding our ability to continue as a going concern

For the year ended December 31, 2009 and 2008, we have incurred net losses of $2,680,423 and $1,535,322, respectively. In addition, the Company has a deficiency in stockholder’s equity of $15,768,408 and $13,087,985 at December 31, 2009 and 2008, respectively.  The opinion of our independent registered accounting firm for our fiscal years ended December 31, 2008 and December 31, 2009 is qualified subject to substantial doubt as to our ability to continue as a going concern.   See “Report of Independent Registered Public Accounting Firm” and the notes to our Financial Statements.

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

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934
INTERNATIONAL AEROSPACE ENTERPRISES, INC.

INTERNATIONAL AEROSPACE ENTERPRISES, INC.

Turner, Jones & Associates, PLLC
108 Center Street, North, 2nd Floor
Vienna, Virginia 22180-5712
703-242-6500
703- 242-1600-fax

May 15, 2010

International Aerospace Enterprises, Inc.
123 West Nye Lane
Suite 129
Carson City, NV 89706

As independent auditors of International Aerospace Enterprises, Inc. we hereby consent to the incorporation of our audit report dated April 13, 2010, relating to the consolidated balance sheet of International Aerospace Enterprises, Inc. as of December 31, 2009, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2009, and 2008, in the Form 10-K/A of International Aerospace Enterprises, Inc. submitted on May 17, 2010.
/s/ Turner, Jones & Associates, PLLC
Vienna, Virginia
              May 15, 2010

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

3.	The company did not institute, as of December 31, 2009, a whistle-blower policy and procedure as required by Section 301 of the Sarbanes-Oxley Act.

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

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below is certain information regarding our directors and executive officers.

Name	Age	Position
John Peck	64	Chairman, Chief Executive Officer
Saffet Uslu		President
Sylvia Quintero	51	Secretary, Treasurer
David McLarney	52	Director

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

Name and Principal Position	Year	Salary		Bonus	Stock Awards (1)	Equity Awards	Non-Equity Incentive Plan Compensation	All Other Compen- sation	Totals
John Peck	2009	$126,000	(2)						$126,000
Chief Executive Officer	2008

Saffet Uslu	2009	$377,856	(3)						$377,856
President	2008

Sylvia Quintero	2009	$10,000			$110,000				$120,000
Secretary/Treasurer	2008

(1) Reflects 500,00 shares of restricted stock all of which vested immediately
(2) All of this amount was accrued
(3) $140,000 of this amount was accrued

The following table contains information regarding option exercises and restricted stock vesting for fiscal year ended December 31, 2009. No stock options were issued to our officers or directors during 2009 nor were any exercised by our officers or directors during 2009.

OPTIONS EXERCISES AND STOCK VESTED DURING 2009

	Option Awards		Stock Awards

Number
	of	Value	Number
	Shares	Realized	of	Value
	Acquired	on	Shares	Realized
	on	Exercise	Acquired	on
	Exercise	($)	on	Vesting
	(#)		Vesting	($)
Name			(#)

John M. Peck	-	-

Saffet Uslu	-	-

Sylvia Quintero	-	-	500,000	$110,000

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
Equity Plans Approved By Shareholders

Total Equity Plans Approved By Shareholders

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

Principal Stockholders Table

Name of Owner(1)	Shares Owned	Percentage of Shares Outstanding
John M. Peck(2)	100,000,000	37.97%
Saffet Uslu(3)	11,500,000	7.04%
Sylvia Quintero David McLarney	500, 000 1,046,666
All officers and directors as a group (4 persons)	113,096,666	44.01%

*	Less than 1%
(1)	Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.
(2)	Includes 1,000,000 shares of preferred stock that vote with the common stock on a 100:1 vote per share basis.
(3)	Includes 11,000,000 shares issued to a company controlled by Mr.Uslu as collateral for a loan by the company which must be returned to the Company upon repayment of the loan.

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
John M. Peck Chief Executive Officer (Principal Executive Officer) Date: May 17, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature	Title	Date

/s/ John M. Peck	CEO/Director(Principal Executive Officer)	May 17, 2010
John M. Peck

/s/Sylvia C. Quintero	Secretary/Treasurer	May 17, 2010
Sylvia C. Quintero

EXHIBIT INDEX

Exhibit No.	Description

2.1	Articles of Incorporation*
2.1.1	Articles of Amendment to Articles of Incorporation, dated September 16, 1998*
2.1.2	Articles of Amendment dated March 20, 2003*
2.1.3	Articles of Merger dated March 20, 2003 for redomicile *
2.1.3.1	Merger Agreement underlying Articles of Merger for redomicile *
2.1.4	Articles of Merger dated March 20, 2003 for merger of subsidiary, CalbaTech, Inc., into Parent, Traffic Technology, Inc. with name change to CalbaTech, Inc. post merger *
2.1.4.1	Merger Agreement underlying Articles of Merger for merger of Subsidiary and Parent and concurrent name change *
2.1.4.2	Certificate of Designations
2.2	Bylaws of Traffic Technology, Inc., a Nevada Corporation *
6.1	Consulting Agreement with Pinnacle West Capital Corporation, dated May 30, 2000*
6.2	Distributor Agreement with Layton Solar, dated April 3, 2000*
6.2.1	Amendment to Distributor Agreement with Layton Solar, dated August 24, 2000*
6.3	Distributor Agreement with IMS Industries, dated March 17, 2000*
6.4	Distributor Agreement with Taiwan Signal Technologies Co., dated June 30, 2000*
6.5	Distributor Agreements with Artflex, Sinalizacao and Viaria Ltd., dated August 7, 2000*
6.6	Distributor Agreement with Supremetech Engineering Co. dated August 15, 2000*
6.7	Consulting Service Agreement for LED Traffic Signal Technology Transfer and Licensing with JCI Group, Inc. (China), dated January 8, 2001*
6.8	LED Single Lens Traffic Signal Technology Transfer and Consulting Service Agreement with JCI Group, Inc. Japan), dated April 25, 2001*
6.9	Form of Distributor Agreement (United States)*
10.1	Employment Agreement for John Peck incorporated by reference to the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2009 *
10.2	Employment Agreement for Saffet Uslu incorporated by reference to the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2009 *
10.3
10.4
10.5	Asset Purchase Agreement (Zoval Enterprises) *
10.6	Agreement and Plan of Reorganization for the acquisition of Molecularware *
10.7	Agreement and Plan of Reorganization for the acquisition of Molecula *
10.8	Lease Agreement for KD Medical with Snowden First, LLC *
10.9	Amendment to John Peck Employment Agreement
23.1	Consent of De Joya Griffith & Company, LLC (filed herein)
24.1
31.1	Rule 13a-14(a)/15d-14(a) Certification of John Peck (filed herein).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Sylvia Quintero (filed herewith).
32.1	Section 1350 Certification of John Peck (filed herein).
32.2	Section 1350 Certification of (filed herein).

* Documents previously filed with the SEC