Form 10-Q
period 2010-03-31
International Aerospace Enterprises, Inc.
filed 2010-05-24
CIK 1156293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

As of May 14, 2010, the Company had  289,535,717  shares of common stock issued and outstanding.

INTERNATIONAL AEROSPACE ENTERPRISES, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$889	$928
Accounts receivable	-	10,662
Inventory	1,145,420	1,145,420
Total current assets
	1,146,309	1,157,010
Other assets:
Unamortized financing costs, net of accumulated amortization and write off of $286,692 and $283,775, respectively	3,308	6,225

	$1,149,617	$1,163,235

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,525,070	$1,207,707
Advances from related parties	25,551	23,476
Notes payable, related parties	952,282	962,944
Convertible notes payable	807,506	720,822
Total current liabilities	3,310,409	2,914,949

Long term debt, less current maturities:
Derivative liability related to convertible debentures	1,247,387	1,155,842
Warrant liability related to convertible debentures	-	1
Convertible notes payable	-	152,282
Total long term liabilities	1,247,387	1,308,125

Total liabilities	4,557,796	4,223,074

DEFICIENCY IN STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001 per share; 25,000,000 shares authorized; 6,430,000 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	6,430	6,430

Common stock, par value $0.001 per share; 300,000,000 shares authorized, 154,763,971 and 100,984,063 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	154,764	100,984
Additional paid in capital	12,737,535	12,601,155
Accumulated deficit	(16,306,908)	(15,768,408)
Total deficiency in stockholders’ equity	(3,408,179)	(3,059,839)
	$1,149,617	$1,163,235

See the accompanying notes to the unaudited condensed consolidated financial statements

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2010	2009
OPERATING EXPENSES:
Selling and administrative	299,491	123,858
Total operating expenses		123,858

LOSS FROM OPERATIONS	(299,491)	(123,858)

Unrealized (loss) on adjustment of derivative and warrant liability to fair value of underlying securities	(91,544)	(1,149,780)
Interest expense, net	(147,465)	(97,386)

Net Loss from operations before income taxes	(538,500)	(1,371,024)

Income taxes	—	—

NET LOSS	$(538,500)	$(1,371,024)

Net loss per common share, basic and fully diluted:	$(0.00)	$(0.79)

Weighted average number of common shares outstanding-basic and fully diluted	134,918,419	1,735,593

See the accompanying notes to the unaudited condensed consolidated financial statements

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2010		2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss		$(538,500)	$(1,371,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustments for depreciation and amortization			—
Income derived from settlement of debt			9,609
Accretion of convertible notes payable		124,562	53,138
Unrealized losses on adjustment of derivative and warrant liability to fair value of underlying securities		91,544	1,149,780
Amortization and write off of financing costs		2,917	2,917
Cash overdraft			(559)
Accounts payable and accrued expenses		317,363	156,139
Net cash used in operating activities		(2,114)	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in Investing activities		—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (to) shareholders		2,075	—
Net cash provided by financing activities		2,075	—

Net increase (decrease) in cash and cash equivalents		(39)	—
Cash and cash equivalents at beginning of period		928	—
Cash and cash equivalents at end of period		$889	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$		$—
Cash paid during the period for taxes	$		$—
Unrealized loss on adjustment of derivative and warrant liability to fair value of underlying securities		$91,544	$1,149,780

See the accompanying notes to the unaudited condensed consolidated financial statements

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2009 financial statements and footnotes thereto included in the Company’s Annual Report on SEC Form 10-K.

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

From its inception through the date of these financial statements the Company has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of March 31, 2010, the Company had accumulated deficit of $16,306,908.

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
MARCH 31, 2010

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

Accounts Receivable

The Company assesses the realization of its receivables by performing ongoing credit evaluations of its customers' financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received. The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts and notes receivable was $-0- as of March 31, 2010 and December 31, 2009.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur expenditures on research and product development for the three month periods ended March 31, 2010 and 2008.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company did not incur advertising costs for the three month periods ended March 31, 2010 and 2009.

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

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

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”). The Company made no employee stock-based compensation grants before December 31, 2005 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006. Stock-based compensation expense recognized under ASC 718-10 for the three month periods ended March 31, 2010 and 2009 was $-0-.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. At March 31, 2010 and December 31, 2009, the Company’s outstanding accounts receivable was $-0- and $10,622, respectively.

Net Loss per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Conversions of convertible debt, stock options and warrants have been excluded as common stock equivalents in the diluted losses per share because they are either anti-dilutive, or their effect is not material. However, for diluted earnings per share, if such conversions, stock options and warrants had been included in the determination, the outstanding fully diluted shares would have been 462,582,664 and 1,735,993 for the three month period ended March 31, 2010 and 2009, respectively.

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Derivative Financial Instruments

The Company’s derivative financial instruments consist of embedded derivatives related to the convertible debentures (see Note E). These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the Note Agreement and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity (“ASC 815-40”),” as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Any change in fair value inclusive of modifications of terms will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Conversion-related derivatives were valued using the intrinsic method and the warrants using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 490%; and risk free interest rate from 0.18% to 1.45%. The derivatives are classified as long-term liabilities.

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

Fair Values

In the first quarter of fiscal year 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”).  ASC 820-10 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. ASC 820-10 delays, until the first quarter of fiscal year 2009, the effective date for ASC 820-10 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of ASC 820-10 did not have a material impact on the Company’s financial position or operations. Refer to Footnote K for further discussion regarding fair valuation.

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

Recent accounting pronouncements

In June 2009, the FASB issued new accounting guidance under ASC Topic 810 on Consolidation to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  The guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual periods thereafter.  Earlier adoption is prohibited.  The adoption of the guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2010 the FASB issued Update No. 2010-06 “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements” (“2010-06”). 2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position. This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. The Company is currently evaluating whether adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In January 2010 the FASB issued Update No. 2010-05 “Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation” (“2010-05”). 2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain shareholders escrowed share represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The Company does not believe this pronouncement will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-04 “Accounting for Various Topics—Technical Corrections to SEC Paragraphs” (“2010-04”). 2010-04 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification” (“2010-02”) an update of ASC 810 “Consolidation.” 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management, does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows. Management does not intend to decrease its ownership in any of its wholly-owned subsidiaries.

In January 2010 the FASB issued Update No. 2010-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force” (“2010-03”) an update of ASC 505 “Equity.” 2010-03 clarifies the treatment of stock distributions as dividends to shareholders and their affect on the computation of earnings per shares. Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows.

In January 2010, the FASB issued new accounting guidance, under ASC Topic 820 on Fair Value Measurements and Disclosures.  The guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement.  The guidance requires a reporting entity to use judgment in determining the appropriate classes of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  The guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  As this standard relates to disclosures, the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2010 the FASB issued Update No. 2010-09 “Subsequent Events (Topic 855)” (“2010-09”). 2010-09 clarifies the interaction of Accounting Standards Codification 855 “Subsequent Events” (“Topic 855”) with guidance issued by the Securities and Exchange Commission (the “SEC”) as well as the intended breadth of the reissuance disclosure provision related to subsequent events found in paragraph 855-10-50-4 in Topic 855. This update is effective for annual or interim periods ending after June 15, 2010. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In February 2010 the FASB issued Update No. 2010-08 “Technical Corrections to Various Topics” (“2010-08”). 2010-08 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In March 2010, the FASB issued new accounting guidance, under ASC Topic 605 on Revenue Recognition.  This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved.  Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement.  To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  The standard is effective for interim and annual periods beginning on or after June 15, 2010.  The Company is currently evaluating the impact the adoption of this guidance will have on its condensed consolidated financial statements.

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE B - INVENTORIES

Inventory is stated at the lower of cost or market. The cost is determined using the first-in first-out method. Costs of inventory include costs associated with the procurement and transportation of products and other related inventory costs.

NOTE C – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At March 31, 2010 and December 31, 2009, accounts payable and other accrued liabilities are comprised of the following:

	March 31, 2010	December 31, 2009
Accrued expenses	$491,757	$333,797
Payroll taxes payable	178,430	178,430
Accrued interest payable	302,383	279,480
Accrued consulting fees	552,500	416,000
Total	$1,525,070	$1,207,707

NOTE D – RELATED PARTY TRANSACTIONS

The Company’s current officers and shareholders have advanced funds to the Company for travel related and working capital purposes.  No formal repayment terms or arrangements existed. There were $25,551 and $23,476 advances due at March 31, 2010 and 2009. See Note E below relating to outstanding related party notes.

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

Consulting services are provided by Global Business Development, a company owned and controlled by shareholders.  During the three month period ended March 31, 2010; the Company incurred at an aggregate of $156,802 in service fees provided.

During the year ended December 31, 2009; a former shareholder and officer forgave $39,948 in outstanding notes payable and accrued outstanding payable obligations in conjunction with the final payoff of other existing notes.

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE E – NOTES PAYABLE

Notes payable at March 31, 2010 and 2009 consists of the following:

	March 31, 2010	December 31, 2009
Note payable, related party, due June 11, 2010; noninterest bearing, unsecured	$761,482	$772,144
Notes payable, related party, due October 2010, interest rate of 6% per annum due at maturity, unsecured	60,800	60,800
Note payable, related party, due January 28, 2010, noninterest bearing, unsecured	100,000	100,000
Note payable, related party, due December 7, 2010, interest rate of 6% per annum due at maturity, unsecured	30,000	30,000
	952,282	962,944
Less: current maturities:	(952,282)	(962,944)
Long term portion	$-	$-

During the year ended December 31, 2009; related parties provided services and other related costs towards the Company’s operations in exchange for notes totally an aggregate of $190,800.

NOTE F - CONVERTIBLE NOTES PAYABLE

A summary of convertible promissory notes payable at December 31, 2009 and 2008 are as follows:

	March 31, 2010	December 31, 2009

10% convertible debenture, with related party, is payable on demand, unpaid principal together with accrued and unpaid interest is, at the option of the holder, convertible into shares of the Company’s common stock at a time or conversion price equal to fifty percent of the closing price of the Company’s common stock on the date of conversion. The Company has recorded $100,000 as a beneficial conversion discount-interest expense during the year ended December 31, 2003. In 2005, the note was converted to a non-interest bearing debenture.	53,577	53,577

10% convertible debenture with interest due quarterly subject to certain conditions, due three years from the date of the note. The holder has the option to convert unpaid principal to the Company’s common stock at the lower of (i) $0.14 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (see below)1	98,197	215,857

8% convertible debenture with interest due quarterly subject to certain conditions, due three years from the date of the note. The holder has the option to convert unpaid principal to the Company’s common stock at the lower of (i $0.14 or (ii 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (see below)2	484,676	440,703

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

 NOTE F - CONVERTIBLE NOTES PAYABLE (continued)

	March 31, 2010	December 31, 2009

10% convertible debenture with interest due quarterly subject to certain conditions, due three years from the date of the note. The holder has the option to convert unpaid principal to the Company’s common stock at the lower of (i $0.14 or (ii 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (see below)3	171,056	152,282

8% convertible debentures with interest due at maturity subject to certain conditions, due one year from the date of the note. The holder has the option to convert unpaid principal to the Company’s common stock at 50% of the average of the five lowest intraday trading prices for the common stock on a principal market before, but not including, conversion date. The convertible notes are unsecured.4	-	7,808

8% convertible debentures with interest due at maturity subject to certain conditions, due one year from the date of the note. The holder has the option to convert unpaid principal to the Company’s common stock at 50% of the average of the five lowest intraday trading prices for the common stock on a principal market before, but not including, conversion date. The convertible notes are unsecured.5	-	2,877
Total	807,506	873,104
Less current maturities	(807,506)	(720,822)
Long term portion	$-	$152,282

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

For the three months ended March 31, 2010 and 2009, the Company amortized the debt discount and charged to interest expense $-0- and $-0-, respectively

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE F - CONVERTIBLE NOTES PAYABLE (continued)

2.  The Company entered into a Securities Purchase Agreement with four accredited investors on July 13, 2007 for the issuance of an aggregate of $535,000 of convertible notes (“Convertible Notes”), and attached to the Convertible Notes were warrants to purchase 10,000,000 shares of the Company’s common stock. The Convertible Notes accrue interest at 8% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.14 or (ii) 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. The effective interest rate at the date of inception was 63.23% per annum.  International Aerospace Enterprises, Inc. in the merger inherited this liability.

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

For the three month period ended March 31, 2010 and 2009, the Company amortized the debt discount and charged to interest expense $43,973 and $43,973, respectively.

3. The Company entered into a Securities Purchase Agreement with four accredited investors on January 1, 2008 for the issuance of an aggregate of $228,423 of convertible notes (“Convertible Notes”). The Convertible Notes accrue interest at 10% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.14 or (ii) 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. The effective interest rate at the date of inception was indeterminable.

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

For the three month period ended March 31, 2010 and 2009, the Company amortized the debt discount and charged $18,774 and $18,774 to interest expense, respectively.

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

5.  On December 1, 2009, the Company issued a convertible debenture to accredited investors for $50,000 of convertible note (“Convertible Note”). The Convertible Note accrues interest at 8% per annum, payable at maturity, and is due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of 50% of the average of the five lowest intraday trading prices for the common stock on a principal market before but not including conversion date. The effective interest rate at the date of inception was indeterminable.

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE F - CONVERTIBLE NOTES PAYABLE (continued)

The accompanying financial statements comply with current requirements relating to warrants and embedded derivatives as described in Accounting Standards Codification subtopic 815-10, Derivatives and Hedging and ASC 470-20 as follows:

●
The Company allocated the proceeds received between convertible debt and detachable warrants based upon the relative fair market values on the dates the proceeds were received. The fair values of the detachable warrants and the embedded derivatives were determined under the Black-Scholes option pricing formula and the intrinsic method, respectively

●
Subsequent to the initial recording, the increase (or decrease) in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the increase (or decrease) in the intrinsic value of the embedded derivatives of the convertible debentures are recorded as adjustments to the liabilities at March 31, 2010 and December 31, 2009, respectively.

●
The expense relating to the increase (or decrease) in the fair value of the Company’s stock reflected in the change in the fair value of the warrants and derivatives is included as other income item as a gain or loss arising from convertible financing on the Company’s balance sheet.

●	Accreted principal of $807,506 and $873,104 as of March 31, 2010 and December 31, 2009, respectively.

NOTE G – STOCKHOLDERS EQUITY

Preferred stock

The Company is authorized to issue 25,000,000 shares of $0.001 preferred stock.  As of March 31, 2010 and December 31, 2009, there were 6,430,000 shares issued and outstanding.

During the year ended December 31, 2009, 1,000,000 shares of preferred stock were converted into 10,000,000 shares of the Company’s common stock.  Of the 10,000,000 shares of common stock issued, 550,000 were to current officers.

Common stock

The Company is authorized to issue 300,000,000 shares of $0.001 common stock.  As of December 31, 2009 and 2008, there were 154,763,971 and 100,984,063 shares issued and outstanding.

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

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE G – STOCKHOLDERS EQUITY (continued)

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

In January 2010, the Company issued an aggregate of 31,056,024 shares of common stock in exchange for convertible notes payable of $138,638.

In February 2010, the Company issued an aggregate of 8,882,494 shares of common stock in exchange for convertible notes payable of $23,843.

In March 2010, the Company issued an aggregate of 13,841,400 shares of common stock in exchange for convertible notes payable of $27,679.

NOTE H – OPTIONS AND WARRANTS

Non-Employee Stock Options

On December 1, 2002, the Company issued 80,000 options to a consultant as incentive to enter into a consulting agreement with the Company for a period of one year. The 80,000 options vest quarterly over a period of three years with an exercise price of $.01 per share and a life of ten years from the date of grant.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants at March 31, 2010.

		Options Outstanding		Options Exercisable

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$150.00	1	2.07	$150.00	1	$150.00

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE H – OPTIONS AND WARRANTS (continued)

Transactions involving stock options issued to consultants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	1	$150.00
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2009	1	150.00
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at March 31, 2010	1	$150.00

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock.

	Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price		Number Exercisable	Weighted Average Exercise Price
$0.02	67	4.28		$0.02	67	$0.02
$0.20	40	0.15		$0.20	40	$0.20
$0.35	40	0.15		$0.35	40	$0.90
	147	2.07	$		147

Transactions involving warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding as of January 1, 2009	147	$0.17
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding as of December 31, 2009	147	0.17
Granted	-	-
Exercised	—	—
Canceled or expired	—	—
Outstanding as of March 31, 2010	147	$0.17

INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE I - INCOME TAXES

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

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. A management estimates that at March 31, 2010, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $16,300,000, expiring in the year 2024, that may be used to offset future taxable income. Due to significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.

NOTE J - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has employment agreements with key employees. In addition to salary and benefit provisions, the agreements include defined commitments should the employees terminate the employment with or without cause.

NOTE K- FAIR VALUE

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

 INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE K- FAIR VALUE (continued)

Items recorded or measured at fair value on a recurring basis in the accompanying condensed financial statements consisted of the following items as of March 31, 2010:

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3 (A)
Assets:
None
Liabilities:
Derivative Liability	$(1,247,387	$—	$		$(1,247,387)
Total	$(1,247,387)	$—		$—	$(1,247,387)

(A) Fair value is estimated based on internally-developed models or methodologies utilizing significant inputs that are unobservable from objective sources.

The table below presents a reconciliation of the beginning and ending balances of our derivative liability during the three month period ended March 31, 2010:

Derivative Liability:
Balance, January 1, 2010	$1,155,842
Additions	-
Net reductions to derivative liability	$91,545
Balance, March 31, 2010	$1,247,387

The table below presents a reconciliation of the beginning and ending balances of our warrant liability during the three month period  ended March 31, 2010:

Warrant Liability:
Balance, January 1, 2009	$1
Reductions to warrant liability	$(1)
Balance, December 31, 2009	$-

During the three month period ended March 31, 2010, the Company recognized a net unrealized loss of $91,544 in connection with the change in the derivative and warrant liability. The unrealized loss was charged to operations under the unrealized gain (loss) on change in fair value of derivative and warrant liability included in other income (expense).

 INTERNATIONAL AEROSPACE ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE L - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the three month period ended March 31, 2010 and 2009, the Company has incurred operating losses of $538,500 and $1,371,024, respectively. In addition, the Company has a deficiency in stockholder’s equity of $3,408,179 and $3,059,839 at March 31, 2010 and December 31, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE Q – SUBSEQUENT EVENTS

In April 2010, the Company issued an aggregate of 120,231,357 shares of common stock in exchange for convertible notes payable of $170,804.25.

We amended Mr. Peck's employment on April 15, 2010 agreement to remove the following section "The Employee will receive shares in order to maintain a majority shareholder position in the Employer.  From time to time additional shares may need to be issued in order to maintain the position of majority shareholder of the Employer and from time to time additional shares.  Upon termination of this Employment Agreement, whether voluntarily or involuntarily, the Employee will return to the Treasury of the Employer all shares it received in order to maintain a majority shareholder position less five million shares which Employee shall retain.  The only shares the Employee will retain are the shares he earned as compensation under the annual stock bonus section plus the additional five million shares."

Instead we issued 1,000,000 shares of preferred stock with a 100:1 vote

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

On April 30, 2010, the Company designated 6,000,000 shares of authorized preferred stock as “Series C Preferred”, $0.001 par value with the following designations:

●	Dividends. The holders of the Series C Preferred shall not be entitled to receive any dividends.

●	Redemption. Shares of Series C Preferred may be redeemed by the Corporation at any time after the holder’s termination of employment with the Corporation.

●
No Circumvention. The Corporation shall not amend its certificate of incorporation, or participate in any reorganization, sale or transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action for the purpose of avoiding or seeking to avoid the observance or performance of any of the terms to be observed or performed hereunder by the Corporation, but shall at all times in good faith use its best efforts, and assist in carrying out all such action as may be reasonably necessary or appropriate in order to protect the conversion rights of the holders of shares of Series C Preferred set forth herein.

●
Voting. Except as otherwise required by law, holder of shares of Series C Preferred shall vote together with the common stock as a single class on a one hundred votes per share basis. The holders of Series C Preferred shall be entitled to receive all notices relating to voting as are required to be given to the holders of the Common Stock.

On April 30, 2010, we issued Mr. Peck 1,500,000 shares of Series C preferred stock.

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

Revenues

International Aerospace Enterprises did not generate any sales for the three months ended March 31, 2010 and 2009.

Costs and Expenses

Total operating expenses increased to $299,491 for the three month period ending March 31, 2010 from $123,858 for the three month period ending March 31, 2009.

Other Income and Expenses

We recorded a non cash loss for change in the fair value of our debt derivatives of $91,544 for the three months ended March 31, 2010 as compared to a non cash loss of $1,149,780 for the same period last year.

Interest expense was $147,465 and $97,386 for the three months ended March 31, 2010 and 2009, respectively.  The increases in the current quarter reflect a write off debt discounts on converted debt of $72,500 and overall decreases reflect a lower debt and discount amortization in 2010 as compared as compared to the same period last year.

 Net Income (Loss)

Due primarily to an unrealized loss on adjustment of derivative and warrant liability to fair value of underlying securities relating to the convertible notes it obtained in 2005 and 2007, the Company realized a net loss for the three months ended March 31, 2010 and 2009 of $538,500 and $1,371,024.

Liquidity and Capital Resources

As of March 31, 2010, the Company had current assets of cash and inventory totaling $1,146,420, and total assets of $1,149,617. These numbers compare to current assets of $1,157,010 and total assets of $1,162,235 as of December 31, 2009. Our working capital deficit at March 31, 2010 was $(2,164,100) as compared to working capital deficit of ($1,757,939) at December 31, 2009. For the three months ended March 31, 2010, we used $2,114 cash flow in operating activities. Our primary sources and uses of cash for the three months ended March 31, 2010, included losses from operations of $538,500, adjusted for non-cash items of income and expense, including amortization of financing costs of $2,917, unrealized adjustments of derivative and warrant liability of $91,544, accretion of convertible debt of $124,562 and further adjustment by an increase  in accounts payable of $317,363.  Our cash provided by financing activities was from advances from related parties of $2,075.

We have incurred an accumulated deficit of $16,306,908 through March 31, 2010. We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including the purchase of parts. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.   Our anticipated sales revenue for the next few months may not be sufficient to meet our anticipated cash flow requirements for the next few months or for us to implement our business plans.

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

The independent auditors report on the Company’s December 31, 2009 financial statements included in our Annual Report on Form 10-K states that the Company’s recurring losses raise substantial doubts about the Company’s ability to continue as a going concern. Nevertheless, through the potential raising of capital management believes it will have the ability to raise sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

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

IAE currently owns approximately $1,145,420 of in-house inventory and has under option purchase contracts or consignment agreements of approximately $100 million USD in aircraft spare parts. The company is also in negotiations with several entities in order to access additional military spare parts inventory. The company’s owned inventory is currently warehoused in Covina, California. The company intends to relocate its corporate office and parts warehouse to a new location of approximately 10,000 to 15,000 sq. feet and is looking in the area of either Rancho Cucamonga or Ontario, California. They are negotiating for modern offices and warehouse manufacturing space that is climate controlled, sprinkler equipped, and equipped with electronic surveillance security system.

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

The Company’s management is currently seeking to lease 10,000 to 15,000 sq. feet of modern office and warehouse space in order to relocate its current facility to accommodate additional inventories of military aircraft spare parts and the anticipated addition of both management and other needed personnel. The new corporate and inventory warehouse facility will be located in either Rancho Cucamonga or Ontario, California. The move is expected to occur within the next three months and will be a facility that is climate controlled with sprinkler fire protection and an electronic surveillance security system.

ACQUISITION OR DISPOSITION OF PLANT AND EQUIPMENT

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. Other than as provided within this Form 10-Q and other filings, we do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months.

NUMBER OF EMPLOYEES

As of May 14, 2010, the Company had two employees.   In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. Other than through acquisition, we do not anticipate our employment base will significantly change during the next 12 months. As we continue to expand, we expect to incur additional costs for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Forward Looking Statements.

This document  contains  “forward looking statements” within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Company’s business strategies, continued growth in the Company’s markets, projections, and anticipated trends in the Company’s business and the industry in which it operates. The words “believe,” “expect,” “anticipate,” “intends,” “forecast,” “project,” and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Company’s expectations and are subject to a number of risks and uncertainties, including but not limited to, those risks associated with economic conditions generally and the economy in those areas where the Company has or expects to have assets and operations; competitive and other factors affecting the Company’s operations, markets, products and services; those risks associated with the Company’s ability to successfully negotiate with certain customers, risks relating to estimated contract costs, estimated losses on uncompleted contracts and estimates regarding the percentage of completion of contracts, associated costs arising out of the Company’s activities and the matters discussed in this report; risks relating to changes in interest rates and in the availability, cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic laws, regulations and taxes; risks related to changes in business strategy or development plans; risks associated with future profitability; and other factors discussed elsewhere in this report and in documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company’s control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-Q will, in fact, occur. The Company does not undertake any obligation to revise these forward-looking statements to reflect new information, future events or circumstances and other factors discussed elsewhere in this report and the documents filed or to be filed by the Company with the Securities and Exchange Commission. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under “Risk Factors” beginning on page 30 and the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We have a limited supply of products to sell.
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

Limited operating history; anticipated losses; uncertainly of future results

The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company’s prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the business model that the Company intends to market and the potential acceptance of the Company’s business model. The Company will be incurring costs to develop, introduce and enhance its products, to establish marketing relationships, to acquire and develop products that will complement each other, and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company’s business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of its products and services. The Company expects that negative cash flow from operations may exist for the next 12 months as it continues to develop and market its products and services. If cash generated by operations is insufficient to satisfy the Company’s liquidity requirements, the Company may be required to sell additional equity or debt securities as it has recently done. The sale of additional equity or convertible debt securities would result in additional dilution to the Company’s shareholders.

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

We may not be profitable.

For the three month period ending March 31, 2010, our revenue was $-0- and selling and administrative expenses of $299,491.  Our loss from operations was $299,491 and our net loss was $538,500.  We expect to continue to incur expenses.  In order to establish our business, we will need to rely on the sales of the products.  We therefore expect to incur substantial operating losses for the foreseeable future.  Our ability to become profitable depends on our ability to have successful operations and sustain sales, while maintaining reasonable expense levels, all of which are uncertain in light of our absence of any prior operating history.

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

At March 31, 2010, our cash on hand was $889, our accounts payable and accrued expenses were $1,525,070, our current notes payable were $952,282 and our current convertible notes payable were $807,506. We currently do not have the funds necessary to pay the accounts payable and accrued expenses and amounts owed under our notes nor do we have a commitment for the provision of any financing for such purposes. Certain of the notes  are secured by all of the assets of the Company. If the Company does not repay the notes when due, the note holders could declare the notes in default and may seize the assets of the Company, and we would be forced to suspend all operations.

 There are a large number of shares underlying our convertible debentures that may be available for future sale and the sale of these shares may depress the market price of our common stock.

At March 31, 2010, we owed notes payable of   $952,282 to a related party and  convertible notes payable of $807,506.   In connection with the convertible note payable we have a derivative liability of $1,247,387.

As of April 1, 2010 we had 163,384,660 shares of Common Stock issued and outstanding and various convertible debentures outstanding or an obligation to issue convertible notes that may be converted into an estimated 307,818,693 shares of Common Stock at current market prices, and outstanding warrants and options or an obligation to issue options and warrants to purchase 148 shares of Common Stock. In addition, the number of shares of Common Stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the convertible debentures and upon exercise of our warrants and options, may be sold without restriction. The sale of these shares may adversely affect the market price of our Common Stock.

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

 If we are required for any reason to repay our outstanding convertible debentures, we would be required to deplete our working capital, if available, or raise additional funds our failure to repay the callable secured convertible notes, if required, could result in legal action against us, which could require the sale of substantial assets.

The convertible debentures are due and payable, with interest, unless sooner converted into shares of our Common Stock. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of Common Stock upon conversion by the holder, could require the early repayment of the convertible debentures, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured within the specified grace period and as of the end of the last fiscal quarter the amount to repay the convertible debentures would cost an aggregate of approximately $1.1 million. We anticipate that the full amount of the convertible debentures will be converted into shares of our Common Stock in accordance with the terms of the convertible debentures. If we are required to repay the convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

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

Because we have generated only minimal revenues since commencing operations, we are dependent on raising additional financing through private financing sources As a result, we likely will be required to issue securities to obtain such funds, which issuances would dilute the percentage ownership of our stockholders. In addition, we have recently as well as in the past issued securities in lieu of cash as payment for services and we anticipate that we will continue to do so. This dilution could also have an adverse impact on our earnings per share and reduce the price of our common stock. In addition, any new securities may have rights, preferences or privileges senior to those of our common stock. For example, in May 2009, we issued 10,133,330 shares of common stock for services rendered.  From June 2009 through December 2009, we issued an aggregate of 67,738,205 shares of common stock in exchange for convertible notes payable. During the first quarter of 2010, we issued an aggregate of  53,780,600 shares of common stock in exchange for convertible notes payable

We are substantially dependent upon brokers for sales of our products, whom we do not control and currently without whom we cannot conduct our business.

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

We have had limited working capital and we may rely upon notes (borrowed funds) to operate. At March 31, 2010, we had a negative working capital of $2,164,100.  We may seek to raise capital from public or private equity or debt sources to provide working capital to meet our general and administrative costs until net revenues make the business self-sustaining. We cannot guarantee that we will be able to raise any such capital on terms acceptable to us or at all. Such financing may be upon terms that are dilutive or potentially dilutive to our stockholders. If alternative sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans in accordance with the extent of available funding.

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

As of April 15, 2010, the present officers and directors own approximately 38%   of the outstanding shares of Common Stock, and therefore are in a strong position to elect Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of the Company, the appointment of officers, and the determination of officers’ salaries. Mr. Peck’s employment agreement provides that he will receive 1,000,000 shares of our series B Preferred Stock that votes with the Common Stock on an as converted basis on a one hundred votes per share basis. Mr. Peck also owns 6,000,000 shares of our Series C Preferred Stock that votes with the Common Stock on an as converted basis on a one hundred votes per share basis.  The Company can redeem the shares upon Mr. Peck’s termination. Shareholders have no cumulative voting rights.  In addition, the concentration of ownership may delay or prevent change in control and might affect the market price of our common stock, even when a change in control may be in the best interests of our stockholders.  The interest of our officers and directors may not always coincide with the interest of our stockholders.  Accordingly, these stockholders could cause us to enter into transaction and agreements that we would not otherwise consider.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities.

In January 2010, the Company issued an aggregate of 31,056,716 shares of common stock in exchange for convertible notes payable of $138,638. The issuances of the common stock qualified for exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”), since the issuance by us did not involve a public offering. This offering was done with no general solicitation or advertising by us. The shares were issued to one accredited investor that had an opportunity to ask questions of our management. The offering was not a public offering as defined in Section 4(2) because the offer was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received shares stating they were restricted. This restriction ensures that these notes and the underlying shares will not be immediately redistributed into the market and therefore not part of a public offering. Based on the analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

In February 2010, the Company issued an aggregate of 8,882,484 shares of common stock in exchange for convertible notes payable of $23,843. The issuances of the common stock qualified for exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”), since the issuance by us did not involve a public offering. This offering was done with no general solicitation or advertising by us. The shares were issued to one accredited investor that had an opportunity to ask questions of our management. The offering was not a public offering as defined in Section 4(2) because the offer was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received shares stating they were restricted. This restriction ensures that these notes and the underlying shares will not be immediately redistributed into the market and therefore not part of a public offering. Based on the analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

In March 2010, the Company issued an aggregate of13,841,400 shares of common stock in exchange for convertible notes payable of $27,679. The issuances of the common stock qualified for exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”), since the issuance by us did not involve a public offering. This offering was done with no general solicitation or advertising by us. The shares were issued to one accredited investor that had an opportunity to ask questions of our management. The offering was not a public offering as defined in Section 4(2) because the offer was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received shares stating they were restricted. This restriction ensures that these notes and the underlying shares will not be immediately redistributed into the market and therefore not part of a public offering. Based on the analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

In April 2010, the Company issued an aggregate of 120,231,357 shares of common stock in exchange for convertible notes payable of $170,804.25. The issuances of the common stock qualified for exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”), since the issuance by us did not involve a public offering. This offering was done with no general solicitation or advertising by us. The shares were issued to one accredited investor that had an opportunity to ask questions of our management. The offering was not a public offering as defined in Section 4(2) because the offer was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received shares stating they were restricted. This restriction ensures that these notes and the underlying shares will not be immediately redistributed into the market and therefore not part of a public offering. Based on the analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

On April 15, 2010, the Company issued 1,000,000 shares of its Series B Preferred Stock to its Chief Executive Officer in accordance with his employment agreement. The issuances of the stock qualified for exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”), since the issuance by us did not involve a public offering. This offering was done with no general solicitation or advertising by us. The shares were issued to one accredited investor that had an opportunity to ask questions of our management. The offering was not a public offering as defined in Section 4(2) because the offer was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received shares stating they were restricted. This restriction ensures that these notes and the underlying shares will not be immediately redistributed into the market and therefore not part of a public offering. Based on the analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction

On April 30, 2010, the Company issued 1,500,000 shares of its Series C Preferred Stock to its Chief Executive Officer for services rendered. The issuances of the stock qualified for exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”), since the issuance by us did not involve a public offering. This offering was done with no general solicitation or advertising by us. The shares were issued to one accredited investor that had an opportunity to ask questions of our management. The offering was not a public offering as defined in Section 4(2) because the offer was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received shares stating they were restricted. This restriction ensures that these notes and the underlying shares will not be immediately redistributed into the market and therefore not part of a public offering. Based on the analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION.

On April 30, 2010, holders of approximately 52% of the voting power of our stock  authorized our board of directors  to effectuate an increase (the “Common Increase”) in the number of authorized shares of our common stock from 300 million shares to 700 million shares. The  written consent of stockholders was obtained from stockholders that were the record owners of 1,000,000 shares of common stock and 2,500,000 shares of our voting preferred stock which represent an aggregate of 251,000,000 votes or approximately 52% of the voting power as of April 30, 2010.  The Common Increase is anticipated to be effectuated June 8, 2010.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Designation, Rights and Preferences of the Series C Preferred Stock
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature	Title	Date

/s/ John M. Peck	Chief Executive Officer and Chief Financial	May 24, 2010
John M. Peck	Officer (Principal Executive Officer and
Principal Financial Officer)